Form 10-Q
period 2022-09-30
Nexalin Technology, Inc.
filed 2022-11-10
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 001-41507

NEXALIN TECHNOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-5566468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Yorktown, Suite 550 Houston, TX 77056	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 260-0222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NXL	The Nasdaq Capital Market
Warrants, exercisable for one share of Common Stock	NXLIW	The Nasdaq Capital Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of November 9, 2022, there were 7,279,961 shares of the registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION		1

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		35

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk Factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

ITEM 3.	Defaults Upon Senior Securities	36

ITEM 4.	Mine Safety Disclosures	36

ITEM 5.	Other Information	36

ITEM 6.	Exhibits	37

SIGNATURES		38

i

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,864,079	$661,778
Accounts receivable (Includes related party of $6,912 and $-, respectively)	10,352	16,303
Inventory	152,071	31,410
Prepaid expenses	318,113	43,168
Total Current Assets	8,344,615	752,659
ROU Asset	7,512	-
Equipment, net of accumulated depreciation of $30,265 and $29,862, respectively	636	1,039
Total Assets	$8,352,763	$753,698

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable (Includes related party of $250,000 and $399,320, respectively)	$788,293	$843,794
Accrued expenses	442,501	611,795
Lease liability	49,562	40,845
Loan payable - shareholder	-	37,200
Loan payable - officer	200,000	200,000
Note payable	500,000	500,000
Deferred revenue	-	130,000
Total Current Liabilities	1,980,356	2,363,634
Long-term Liabilities:
Lease liability - net of current portion	17,634	49,089
PPP Loan payable	-	22,916
Total Liabilities	1,997,990	2,435,639

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,279,961 and 4,879,923 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7,280	4,880
Additional paid in capital	78,007,156	69,004,703
Accumulated deficit	(71,659,663)	(70,691,524)
Total Stockholders’ Equity (Deficit)	6,354,773	(1,681,941)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,352,763	$753,698

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net (Includes related party of $520,000 and $26,132 for the three months ended and $1,183,367 and $26,132 for the nine months ended respectively)	$545,323	$55,970	$1,282,933	$120,066
Cost of revenue	187,298	9,306	356,345	22,448
Gross profit	358,025	46,664	926,588	97,618

Operating expenses:
Professional fees	7,632	152,851	486,197	455,213
Salaries and benefits	164,142	67,662	469,996	164,187
Selling, general and administrative	479,445	1,621,600	1,083,809	4,919,330
Total operating expenses	651,219	1,842,113	2,040,002	5,538,730

Loss from operations	(293,194)	(1,795,449)	(1,113,414)	(5,441,112)

Other (income) expense:
Interest expense, net	10,452	27,175	45,886	63,880
Other income	(168,245)	-	(168,245)	-
Forgiveness of PPP Loan	-	(22,916)	(22,916)	(22,916)
Total other (income) expense	(157,793)	4,259	(145,275)	40,964

Net loss	$(135,401)	$(1,799,708)	$(968,139)	$(5,482,076)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.03)	$(0.41)	$(0.19)	$(1.33)

Weighted Average Shares Outstanding - Basic and Diluted	5,186,692	4,423,570	4,994,797	4,115,207

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Additional		Total Shareholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2021	3,695,464	$3,695	$63,019,495	$(64,613,520)	$(1,590,330)
Stock issued for cash	69,672	70	253,605	-	253,675
Stock compensation	258,076	258	1,290,124	-	1,290,382
Shares issued for conversion of debt	5,947	6	20,379	-	20,385
Net loss	-	-	-	(1,582,637)	(1,582,637)
Balance as of March 31, 2021	4,029,159	4,029	64,583,603	(66,196,157)	(1,608,525)
Stock issued for cash	68,204	68	349,914	-	349,982
Stock compensation	295,820	296	1,572,552	-	1,572,848
Shares issued for conversion of debt	4,560	5	18,235	-	18,240
Shares issued for conversion of warrants	8,492	8	35,959	-	35,967
Net loss	-	-	-	(2,099,731)	(2,099,731)
Balance as of June 30, 2021	4,406,235	4,406	66,560,263	(68,295,888)	(1,731,219)
Stock issued for cash	13,550	14	67,736	-	67,750
Stock compensation	81,461	81	1,494,722	-	1,494,803
Net loss	-	-	-	(1,799,708)	(1,799,708)
Balance as of September 30, 2021	4,501,246	$4,501	$68,122,721	$(70,095,596)	$(1,968,374)

Balance at January 1, 2022	4,879,923	$4,880	$69,004,703	$(70,691,524)	$(1,681,941)
Stock issued for cash	850	1	5,099	-	5,100
Stock compensation	24,390	24	97,476	-	97,500
Net loss	-	-	-	(393,249)	(393,249)
Balance as of March 31, 2022	4,905,163	4,905	69,107,278	(71,084,773)	(1,972,590)
Stock compensation	-	-	171,600	-	171,600
Net loss	-	-	-	(439,489)	(439,489)
Balance as of June 30, 2022	4,905,163	4,905	69,278,878	(71,524,262)	(2,240,479)
Stock issued for cash	2,315,000	2,315	8,537,856	-	8,540,171
Stock compensation	59,798	60	184,231	-	184,291
Related party foregone interest	-	-	2,718	-	2,718
Warrants issued for cash	-	-	3,473	-	3,473
Net loss	-	-	-	(135,401)	(135,401)
Balance as of September 30, 2022	7,279,961	$7,280	$78,007,156	$(71,659,663)	$6,354,773

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net Loss	$(968,139)	$(5,482,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	11,175	-
Stock compensation	453,391	4,358,033
Amortization of debt discount	-	58
Forgiveness of Interest Expense	(168,361)	-
Forgiveness of PPP loan	(22,916)	(22,916)
Depreciation	403	403
Non-cash lease expense	3,848	-
Changes in operating assets and liabilities:
Accounts receivable	(5,224)	(10,268)
Prepaid assets	(274,945)	(5,942)
Inventory	(120,661)	6,842
Accounts payable	93,819	245,548
Accounts payable - related party	(149,320)	140,000
Accrued expenses	1,785	-
Deferred revenue	(130,000)	130,000
Lease liability	(34,097)	(27,382)
Net cash used in operating activities	(1,309,242)	(667,700)

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	8,545,270	671,407
Proceeds from exercise of warrants	-	35,967
Proceeds from sale of warrants	3,473	-
Proceeds from PPP loans	-	22,916
Payments on loan payable - shareholder	(37,200)	(4,600)
Net cash provided by financing activities	8,511,543	725,690

Net increase in cash and cash equivalents	7,202,301	57,990
Cash and cash equivalents - beginning of period	661,778	78,436
Cash and cash equivalents - end of period	$7,864,079	$136,426

Supplemental cash flow information:
Cash paid for:
Interest	664	502

Non-cash investing and financing activities:
Conversion of debt and accrued interest into common stock	-	$38,625
ROU asset and lease liability recorded	$11,359	-
Forgiveness of Interest Expense	168,361	-
Forgiveness of PPP loan	22,916	-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Nexalin Technology, Inc. (“NV Nexalin”) was formed on October 19, 2010 as a Nevada corporation. The Company’s principal offices are located at 1776 Yorktown, Suite 550, Houston, Texas 77056.

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly-owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from September 6, 2019 (Inception) through the nine months ended September 30, 2022.

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts on the unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021. NV Nexalin’s authorized shares of common stock was not affected as a result of the Merger. As a result of the Merger, NV Nexalin was dissolved and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 20, 2022. The initial public offering consisted of 2,315,000 units consisting of 2,315,000 shares of its Common Stock and 2,315,000 accompanying warrants to purchase up to 2,315,000 shares of common stock. Each share of common stock is being sold together with one Warrant, each to purchase one share of common stock with an exercise price of $4.15 per share at a combined offering price of $4.15, for gross proceeds of approximately $9,607,250 million, before deducting underwriting discounts and offering expenses. In addition, Nexalin granted the underwriters a 45-day option to purchase up to an additional 347,250 shares of common stock and/or Warrants to purchase up to 347,250 shares of common stock to cover over-allotments at the initial public offering price, less the underwriting discount.

The registration statement on Form S-1 (File No. 333-261989) was filed with the Securities and Exchange Commission (“SEC”), which became effective on September 15, 2022. A final prospectus relating to the offering was filed with the SEC and is available on the SEC’s website at http://www.sec.gov. The offering was being made only by means of a prospectus forming part of the effective registration statement.

The shares and warrants began trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) on September 20, 2022, under the symbols “NXL” and “NXLIW”, respectively.

Business Overview

The Company is a medical device company that designs and develops innovative neurostimulation products to help uniquely and effectively combat the ongoing global mental health epidemic. The Nexalin Device (the Device) emits a patented, frequency-based waveform that has been proven to be highly effective in stimulating a positive response from the mid-brain structures associated with various mental health disorders. The Company’s design of an advanced waveform that is safely administered to the human brain is the basis of the Company’s treatment and the evolution of its business strategy.

The Company had previously marketed and licensed a Federal Drug Administration approved 4-milliamp device which is a non-invasive drug-free therapy for the treatment of anxiety and insomnia. Although the devices are being used in the field and continue to use our single use disposable, we no longer are marketing the 4-milliamp device.

We have designed and developed an advanced device. The 4-milliamp device and the advanced device may be referred to as the “Nexalin Device” or “Nexalin Therapy” and, collectively, “Nexalin”. The Company has received approval from the China National Medical Products Administration to market and sell the advanced device in China for the treatment of insomnia and depression. The Company sells the advanced device in China though an acting distributor. It is in the Company’s plan to also achieve regulatory approval for the advanced device in other countries including the United States.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

COVID-19 Pandemic

In March 2020, the World Health Organization (the “WHO”) characterized the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, as a global pandemic. This has resulted in governments enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to business, resulting in a global economic slowdown. Equity markets have experienced significant volatility and weakness and the governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company because of its current dependence upon its distributor relationship with Wider Come Limited. Wider Come Limited acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the Covid pandemic, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople are restricted in their movements resulting in a significant slowdown in the medical and other sectors. Fortunately, our Chinese distributor continues our strategy of multiple clinical studies in the major institution in Beijing in an array of brain related diseases. Significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China this year. The extent of future impact will depend on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

In response to COVID-19, the Company has implemented working practices to address potential impacts to its operations, employees and customers, and will take further measures in the future if and as required. At present, we do not believe there has been any appreciable impact on the Company specifically associated with COVID-19.

NOTE 2 — GOING CONCERN AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2022, the Company had a significant accumulated deficit of $71.7 million. For the nine months ended September 30, 2022, the Company had a loss from operations of $1.1 million and negative cash flows from operations of $1.31 million. At December 31, 2021, the Company had a significant accumulated deficit of approximately $70.7 million and a working capital deficit of approximately $1.6 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. During the nine months ended September 30, 2022, the Company sold devices in China to its acting distributor.

The Company expects to continue to incur operating losses as it executes its development plans through 2023, as well as undertaking other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At the closing of the Company’s initial public offering on September 20, 2022, the Company sold 2,315,000 Units and 347,250 Warrants at a price of $ 4.15 per Unit and $ 0.01 per Warrant for total gross proceeds of $9,610,723. The Company incurred offering costs of $1,067,078, consisting of $878,858 of underwriting fees and expenses and $188,220 of costs related to the Initial Public Offering.

The Company’s ability to continue as a going concern will be dependent upon its ability to execute on its business plan, including the ability to generate revenue from the proposed joint venture and obtain U.S. approval for the sale of its devices in the United States, or the Company’s ability to raise additional capital. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of September 30, 2022 and has concluded that due to the receipt of the net proceeds from the completion of the Initial Public Offering, the Company has sufficient cash on hand to satisfy its anticipated cash requirements for the next twelve to fifteen months. The substantial doubt about the Company’s ability to continue as a going concern for more than twelve months from the date of these financial statements has been alleviated.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of Nexalin and its wholly-owned subsidiary Neuro-Health. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

Revenue

The Company recognizes revenue when its performance obligations with its customers have been satisfied. At contract inception, the Company determines if the contract is within the scope of ASC Topic 606 and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period.

The Company has existing licensing and treatment fee agreements with its customers for the use of the Nexalin Device in their practices. These agreements generally have terms of one year with automatic renewal if certain requirements are met and amounts due per these agreements are billed monthly. The Company also sells products related to the provision of services. The Company sells its Devices in China to its acting distributor and sells products relating to the use of the Devices. The Company has a Royalty Agreement whereby the manufacturer of the Company’s electrodes will pay a royalty to the Company for a three year period beginning January 1, 2022. The amount of the Royalty is equal to 20% of the amount that the manufacturer invoices to the acting distributor for the sale of the electrodes.

Revenue Streams

The Company derives revenues from its license agreements by charging a monthly licensing fee for the duration of the agreement. The Company derives revenues from equipment by selling additional individual electrodes to customers for use with the Nexalin Device. The Company receives revenue from the sale in China of its Devices to its acting distributor and from the sale of products relating to the use of those Devices. The Company derives revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with the Company’s China sales.

Performance Obligations

Management identified that subsequent licensing revenue has one performance obligation. That performance obligation is satisfied as long as the licensing contract remains valid and is not terminated. The licensing revenue is invoiced monthly and is recognized at a point in time in which the invoice is sent to the customer.

Management identified that the Company’s equipment and Device revenue has one performance obligation. That performance obligation is satisfied when the equipment and Devices are shipped. The Company recognizes revenue at a point in time in which the electrodes and Devices are shipped to the customer. The Company does not offer a warranty on the electrodes and Devices.

Management identified that treatment fee revenue has one performance obligation. The performance obligation is satisfied upon the completion of individual treatments on patients by customers.

Management identified that royalty revenue has one performance obligation. The performance obligation is satisfied at the time the Electrode manufacturer invoices the acting distributor for the sale to the acting distributor.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including:

●	Significant Financing Component — the Company does not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised goods or services to the customer and when the customer pays for that service will be one year or less.

●	Unsatisfied Performance Obligations — all performance obligations related to contracts with a duration of less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and therefore, is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

●	Shipping and Handling Activities — the Company elected to account for shipping and handling activities as a fulfilment cost rather than as a separate performance obligation.

●	Right to invoice — the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date the Company may recognize revenue in the amount to which the entity has a right to invoice.

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Device Sales	$520,000	$-	$1,164,500	$-
Licensing Fee	21,113	27,329	60,561	83,266
Royalty Fee	-	-	9,702	-
Equipment	4,100	28,078	22,033	36,058
Other	110	563	26,137	742
Total	$545,323	$55,970	$1,282,933	$120,066

Major Geographic Locations

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
US Sales	$25,323	$29,838	$89,864	$93,934
China Sales	520,000	26,132	1,193,069	26,132
Total	$545,323	$55,970	$1,282,933	$120,066

Contract Modifications

There were no contract modifications during the nine months ended September 30, 2022 and 2021. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. Deferred revenue of $0 and $130,000 was recognized as of September 30, 2022 and December 31, 2021, respectively.

Deferred Revenue
Outstanding at January 1, 2022	$130,000
Recognized	754,000
Transferred to revenue	(884,000)
$-

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase and all treasury obligations to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. During the nine months ended September 30, 2022 and 2021, the Company wrote off $11,175 and $-, respectively, in accounts receivable. During the three months ended September 30, 2022 and 2021, the Company wrote off $- and $-, respectively, in accounts receivable. The Company did not record an allowance for doubtful accounts on September 30, 2022 and December 31, 2021, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of demand, or otherwise non-saleable items. The Company did not record a reserve for obsolete inventory at September 30, 2022 and December 31, 2021.

Equipment

Equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally five years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

Maintenance and repairs are charged to expense as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment enhances the functionality of the asset or extends the useful life of the asset. Should an asset be disposed of before the end of its useful life, the cost and accumulated depreciation at that date are removed from the consolidated balance sheets, with the resulting gain or loss, if any, reflected in operations in that period.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $18,345 and $25,470 for the nine months ended September 30, 2022 and 2021, respectively. Advertising and marketing expenses were $12,435 and $3,592 for the three months ended September 30, 2022 and 2021, respectively. All advertising and marketing expenses are recorded in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment.

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company routinely evaluates the realizability of deferred tax assets by assessing the likelihood that deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, historical results are considered along with certain assumptions related to future earnings. At September 30, 2022 and December 31, 2021, the Company had a full valuation allowance applied against its deferred tax assets

From time to time the Company may recognize an income tax benefit, in its consolidated statements of operations, related to uncertain tax positions taken. For uncertain tax positions that are “more likely than not” to sustain an income tax audit, the Company may record an allowance against certain deferred tax assets related to these positions. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The significant unobservable inputs used in the fair value measurement for nonrecurring fair value measurements of long-lived assets include pricing models, discounted cash flow methodologies and similar techniques.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, inventory, prepaids, accounts payable and accrued expenses, and other current liabilities approximate their fair values based on the short-term maturity of these instruments. The carrying amount of the loans payable approximates the estimated fair value for this financial instrument as management believes that such debt and interest payable on the note approximates the Company’s incremental borrowing rate.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The dilutive effect, if any, of warrants is calculated using the treasury stock method. All outstanding convertible notes are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the warrants and shares issuable upon conversion have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2022 and 2021. These shares were included in the basic and diluted net loss per common share on the unaudited condensed consolidated statements of operations.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Nine Months Ended September 30,
	2022	2021
Warrants	2,503,850	40,800
Total	2,503,850	40,800

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised. Due to the Company’s limited history and lack of public market for its common stock, the Company used the average of historical share prices of similar companies within its industry to calculate volatility for use in the Black-Scholes option pricing model.

Pursuant to ASU 2018-07 Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Warrant Accounting

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued private and public placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed as part of this evaluation.

During the reporting periods the Public Warrants were outstanding, they were precluded from liability classification, being equity-classified. The Company accounted for these warrants in accordance with ASC 815-40. Accordingly, the Company recognized the warrants as an equity at fair value and recorded in additional paid-in capital. The fair value of the warrants was determined using a Black-Scholes option-pricing methodology (“Black-Scholes model”). The valuation was primarily based on observable market data while the related theoretical warrant volatility assumption within the Black-Scholes model represented a Level 3 measurement within the fair value measurement hierarchy.

Research and Development

All research and development costs are charged to operations as incurred. For the nine months ended September 30, 2022 and 2021, the Company recorded $154,722 and $111,440, respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2022 and 2021, the Company recorded $113,617 and $33,474, respectively in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Leases

A lease is defined as an agreement that conveys the right to control the use of identified property, plant or equipment (right of use asset or “ROU asset”) for a period of time in exchange for consideration. The Company accounts for it leases in accordance with ASC 842, Leases, which requires that an ROU asset identified in a lease to be recorded as a noncurrent asset with a related liability. The Company does not record ROU assets for those agreements of a twelve-month duration or less. The Company recognized a ROU asset and corresponding lease liability on its balance sheets related to its office lease agreement. See Note 10 — Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ROU assets include any initial direct costs and prepaid lease payments and exclude any lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Paycheck Protection Program

The Company’s policy is to account for the PPP loan as debt. The Company continued to record the loan as debt until either (1) the loan was partially or entirely forgiven and the Company had been legally released, at which point the amount forgiven would be recorded as income or (2) the Company paid off the loan. As of September 30, 2022, the Company’s outstanding PPP loan was forgiven (see Note 7).

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its unaudited condensed consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering completed on September 20, 2022, the Company sold 2,315,000 Units and 347,250 of Warrants at a price of $4.15 per Unit and $0.01 per Warrant for a total of $9,610,723 of gross proceeds. The Company incurred offering costs of $1,067,078, consisting of $878,858 of underwriting fees and expenses and $188,220 of costs related to the Initial Public Offering.

Each Unit consisted of one share of Common Stock and one Warrant. Each redeemable Warrant entitles the holder to purchase one share of Common Stock at a price of $4.15 per share, will be exercisable upon issuance and will expire on September 16, 2025

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2022	December 31, 2021
Accrued interest	$106,501	$232,952
Accrued – other	-	42,843
Accrued settlement liabilities	336,000	336,000
Accrued expenses	$442,501	$611,795

NOTE 6 — NON-CONSOLIDATED JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Potential Joint Venture

On September 21, 2018, the Company entered into the first of a series of agreements providing for the establishment of a joint venture agreement (the “JV Agreement”) with Wider Come Limited, a China company (“Wider”) for the purpose of marketing, sale and distribution of the Company’s proprietary devices for the treatment of (i) anxiety, depression and insomnia (“ADI”) and (ii) Alzheimer’s and dementia (“AD”) in the applicable territories. Wider has an experienced medical technology team in China and when formed, the Joint Venture will design and implement a comprehensive business model and distribution plan for our devices in China, Hong Kong, Macau and Taiwan. The Joint Venture will be formed following the completion of certain funding, clinical study, and publication milestones, which Wider has agreed to undertake but not yet completed. Following its formation, the Joint Venture will design and implement a comprehensive business model and distribution plan for our devices in China, Hong Kong, Macau and Taiwan. The first phase of distribution in China includes implementation of a sales strategy by Wider for mainland China and other territories serviced by Wider.

As originally contemplated, each of the parties to the joint venture would hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use production capacity of the facility. The Company will provide a global exclusive technology license for ADI treatment to the JV and Wider will contribute funding for the design and execution of Company approved clinical studies, which we had estimated at the time of our initial public offering would have cost the Company approximately $4,800,000 if the clinical studies had been undertaken by us in the United States. The Company will also provide the Joint Venture (the “JV”) with a license for exclusive distribution of its technology for the treatment of ADI in additional territories. The JV, if completed, will be controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability over day-to-day or significant operational decisions.

As of September 30, 2022, the joint venture has not been established.

On May 22, 2019, the Company entered into a supplementary agreement to the JV Agreement (the “Supplementary Agreement”). At the time of the May, 2019 Supplementary Agreement, the parties desired to expand the scope of the Joint Venture to include and address the pain management opportunities for our devices and technology. Pursuant to the Supplementary Agreement, Wider was to fund the JV within thirty days of execution of the JV Agreement with $600,000 in cash to be used for clinical trials and other activities related to pain management utilization of our devices and technology in China. Within thirty days of the funding, the Company was to issue 5% of the Company in non-diluted common stock to Wider’s shareholders. As of the date of this report the JV has yet to be formally established and therefore the $600,000 has not been funded. Further, the parties have determined not to proceed with the pain management scope of the Joint Venture and have decided to terminate the May, 2019 Supplementary Agreement. The parties may elect to proceed with a similar arrangement in the future.

On April 6, 2020, the Company entered into a three-year service agreement with Wider, pursuant to which Wider agreed to perform clinical trials associated with the formation of the JV. In consideration, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and is recorded in selling, general and administrative expenses on the statement of operations. The remaining 300,000 shares will be issued in accordance with the following schedule upon Wider’s successful completion of the following milestones (i) 50% upon successful completion of the fourth of four clinical trials pursuant to the terms and conditions of the service agreements and (ii) 50% upon all four trials being submitted for publication in international medical journals satisfactory to the Company. As of December 31, 2021 and September 30, 2022, these milestones have not been met.

In March 2022, we entered into a second supplement to the Joint Venture agreement with Wider, whereby the parties confirmed that the Joint Venture had not yet been established and is subject to further review and analysis of regulatory issues in China and the United States, trade and political issues between the two countries and potential changes in the use and market for the Company’s products and technology. Pursuant to the second supplement, the parties agreed to use their commercial efforts to complete documentation by September 30, 2022. Wider has continued its work with respect to undertaking and establishing clinical trials. In light of general economic conditions in China and the United States and the continued impact of regulatory issues in China and the United States and trade and political issues between the two counties, the parties determined to further extend the time frame to complete establishment of the joint venture to September 30, 2023 and entered into a supplement 3 to the Joint Venture Agreement to memorialize such extension. The parties intend to continue to work together to complete the establishment prior to such extended time, however, the ramifications of continued COVID pandemic, especially in China, and the China government’s regulatory approaches to the pandemic have adversely affected Wider’s ability to distribute our current products. As a result, the Joint Venture may be further delayed or we and Wider may determine to re-structure the business terms (which changes may include timing and the scope of the intended operations and trial studies) of the proposed joint venture

During the nine months ended September 30, 2022 and 2021, the Company recorded $1,183,367 and $26,132 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations. At September 30, 2022 there was $6,912 in accounts receivable attributable to Wider. During the three months ended September 30, 2022 and 2021, the Company recorded $520,000 and $26,132 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The two members of U.S. Asian are shareholders in the Company and include Marilyn Elson who is the Chief Financial Officer of the Company. Pursuant to the consulting agreement, U.S. Asian will provide consulting services to the Company with regards to, among other things, corporate development and financing arrangements. The Company is to pay U.S. Asian $10,000 per month for services rendered and, on October 24, 2018, the Company issued 249,750 shares of the Company’s common stock to U.S. Asian. The Company recorded consulting expenses related to the consulting agreement of $90,000 and $90,000 for the nine months ended September 30, 2022 and 2021, respectively, on the Company’s unaudited condensed consolidated statements of operations. The Company recorded consulting expenses related to the consulting agreement of $30,000 and $30,000 for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, U.S. Asian was owed $250,000 and $399,320, respectively, for accrued and unpaid services and expenses. With respect to the amount owed, U.S. Asian has agreed to defer payment of $250,000 until December 15, 2022.

Pursuant to the consulting agreement, U.S Asian’s shares in the Company consist of an anti-dilution provision whereas U.S. Asian’s security holdings, during the term of the consulting agreement, shall remain at 10% of the Company’s total number of issued and outstanding shares of the Company’s common stock, on a fully diluted basis. In March 2021, the Company entered into an agreement with U.S. Asian pursuant to which U.S. Asian waived and relinquished any rights of protection against dilution afforded to it, provided such dilution results from a transaction that (i) imputes a pre-money valuation to the Company of not less than $7 million, (ii) raises not less than $7 million, and (iii) imputes a post-money valuation to the Company of not less than $25 million. Pursuant to the agreement, upon closing of the Initial Public Offering, the consulting agreement is extended to May 2031. In exchange for the waiver and relinquishment of such rights, the Company issued shares of the Company’s common stock in an amount sufficient for U.S. Asian (together with its owners) to own an aggregate amount of fifteen (15%) percent of the Company’s issued and outstanding shares of common stock as of the date of issuance. On June 22, 2021, the Company issued 304,570 shares of common stock in satisfaction of the waiver (See Note 8). On November 29, 2021, the Company issued an additional 217,500 shares of common stock, with a fair value of $5.00 per share, in satisfaction of the waiver (see Note 8). In August 2022 the Company issued an additional 17,699 shares of common stock in full satisfaction of the waiver.

On December 22, 2021, the Company entered into a one-year agreement with Leonard Osser to serve on the Company’s Board of Advisors. The agreement may be extended for an additional one-year term upon agreement of both parties. As consideration, the Company will issue $80,000 in shares of the Company’s common stock to Mr. Osser (see Note 8 — Stockholders’ Equity (Deficit) — Shares To Be Issued). As of September 30, 2022, these shares have yet to be issued.

On January 11, 2022, the Company entered into an employment agreement with Marilyn Elson to serve as Chief Financial Officer of the Company for a three-year term with an option for the Company and Ms. Elson to extend the term for an additional two years.

Loan Payable – Officer

On November 1, 2021, the Company received $200,000 from the Company’s Chief Executive Officer. The loan has a principal of $200,000, an interest rate of 9%, and a maturity date of the earlier of (i) October 31, 2022 or (ii) the date of the consummation of the initial public offering. Total interest expense on this note was $4,500 and $13,500 for the three and nine months ended September 30, 2022. Total interest expense on this note was $0 and $0 for the three and nine months ended September 30, 2021. There was $200,000 outstanding at September 30, 2022 and December 31, 2021, respectively. With respect to the amount owed under this loan, the Company’s Chief Executive Officer has agreed to defer payment until December 15, 2022.

Promissory Notes

On October 19, 2018, the Company issued an on demand promissory note payable with the Company’s Chairman of the Board for $10,000 with interest to begin accruing on January 1, 2020 at 5% per annum. On September 28, the Company’s Chairman of the Board waived the accrued interest of $2,718 which amount is reflected as Additional Paid in Capital. The note was paid in full as of September 30, 2022. Total interest expense on this note was $369 and $1,110 for the nine months ended September 30, 2022 and 2021, respectively. Total interest expense on this note was $119 and $370 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 7 — LOANS PAYABLE

Loans Payable

On October 25, 2018, the Company entered in a promissory note payable with an accredited investor for $50,000 due on October 25, 2019. Pursuant to the note, the maturity date was extended to October 25, 2020. The promissory note bears interest at 100% per annum and the note holder was issued shares of the Company’s common stock in lieu of interest. On October 7, 2020, the Company entered into a Letter of Agreement Addendum with the note holder, whereas, the Company agreed to make ten monthly principal payments beginning November 1, 2020 with the full principal amount to be paid in full by August 31, 2021. In addition, if the full principal amount was not paid in full by August 31, 2021 the Company was to and did issue an additional 2,500 shares of common stock to the noteholder. On November 11, 2021, the Company entered into a Second Letter of Agreement Addendum with the note holder, whereas, the Company agreed to continue making monthly payments beginning on December 1, 2021. Total interest expense related to this note was $15,643 and $37,500 for the nine months ended September 30, 2022 and 2021, respectively. Total interest expense related to this note was $4,100 and $12,500 for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company paid $27,200 and $9,600, respectively, in cash towards the outstanding principal. The amount outstanding at December 31, 2021, was $27,200. On September 28, the note holder waived the accrued interest of $165,643 and the note was paid in full as of September 30, 2022.

On February 4, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program, the Company entered into a second note payable with a financial institution for $22,916 at an interest rate of 1% per annum and a maturity date of February 4, 2026. Pursuant to the note, principal and interest payments are deferred for ten months, which, at any time during the ten months the Company may apply for loan forgiveness. The Company applied for loan forgiveness on a timely basis, and as of September 30, 2022, the total amount of $22,916 has been forgiven.

Legacy Ventures International, Inc.

On September 11, 2017, the Company issued a promissory note (the “Promissory Note”) in favor of Legacy Ventures International, Inc. (“Legacy”) as part of a commercial transaction with Legacy that was never consummated. The Promissory Note was issued in the original principal amount of $500,000, with interest at 4% per annum and a maturity date of December 31, 2017. As of September 30, 2022, this promissory note is in default. The Company recorded $15,000 and $15,000 of interest expense for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded $5,000 and $5,000 of interest expense for the three months ended September 30, 2022 and 2021, respectively. The amount outstanding at September 30, 2022 and December 31, 2021 was $500,000.

NOTE 8 — STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock

During the three months and nine months ended September 30, 2021, the Company issued an aggregate of 13,550 and 151,426 shares of common stock to various investors for cash proceeds of $67,750 and $671,407.

During the three months and nine months ended September 30, 2021, the Company issued an aggregate of 81,461 and 635,357 shares of common stock with a fair value of $5.00 and $5.00 per share to various consultants for services rendered in lieu of cash for a compensation charge of $1,494,803 and $4,358,033.

During the three months and nine months ended September 30, 2021, the company issued an aggregate of 0 and 10,507 shares of common stock to various note holders for the conversion of debt.

During the three months and nine months ended September 30, 2021, the company issued an aggregate of 0 and 8,492 shares of common stock to various investors for the conversion of warrants.

During the three months and nine months ended September 30, 2022, the Company issued 2,315,000 and 2,315,850 shares of common stock to investors for net proceeds of $8,540,171 and $8,545,171.

During the three months ended September 30, 2022, the Company issued 59,798 shares of common stock for services in lieu of cash of which 24,600 was to outside consultants, 17,699 to U.S. Asian (a related party) and 17,499 shares to the members of the Board of Directors for their services as Board Members. The amount expensed during the three months ended September 30, 2022 in the unaudited condensed consolidated statement of operations was $184,291 which included $60,000 related to shares not yet issued.

During the nine months ended September 30, 2022, the Company issued 84,188 shares of common stock for services in lieu of cash of which 48,990 was to outside consultants, 17,699 to U.S. Asian (a related party) and 17,499 shares to the members of the Board of Directors for their services as Board Members. The amount expensed during the nine months ended September 30, 2022 in the unaudited condensed consolidated statement of operations was $453,391 which included $120,000 related to shares not yet issued.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	21,600	$10.00
Issued	2,482,250	4.15
Exercised	-	-
Expired or cancelled	-	-
Outstanding September 30, 2022	2,503,850	$4.20

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at September 30, 2022:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$10.00	21,600	0.08	$10.00	21,600
$4.15	2,135,000	3.00	4.15	2,135,000
$4.15	347,250	3.00	4.15	347,250
	2,503,850	3.00	$4.15	2,503,850

The compensation expense attributed to the issuance of the warrants, if required to be recognized on the nature of the transaction, was recognized as they vested/earned. These warrants are exercisable up to one year from the date of grant. All are currently exercisable.

Shares To Be Issued

During December 2021, the Company entered into one-year agreements with three individuals to serve on the Company’s Board of Advisors. Each agreement may be extended for an additional one-year term upon agreement of both parties. As consideration, the Company is to issue an aggregate of $240,000 in shares of the Company’s common stock. During the nine months ended September 30, 2022, an aggregate of $180,000 of stock-based compensation was recorded in the unaudited condensed consolidated statement of operations. As of September 30, 2022, the shares were not issued.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Claims

There are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company other than the following:

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. The court has set a jury trial in this matter for April 24, 2023. Management’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company. The Company believes its potential exposure to be approximately $50,000 and, as such, has accrued this amount on the unaudited consolidated balance sheet at September 30, 2022 and December 31, 2021.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the state of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The EDD has subpoenaed six years’ worth of information from the Company and currently is considering levying a $286,000 tax charge. Management have petitioned for reassessment and believe the hired workers at issue were indeed actual contractors and not employees. All our business in California has been closed and moved out of the state. We have one part time worker residing in California. An initial hearing before an EDD magistrate was held on April 15, 2022. A second hearing was held in June of 2022. We are now in negotiations with the EDD for a final settlement. The Company believes its potential exposure to be approximately $286,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheets at September 30, 2022 and December 31, 2021.

NOTE 10 — LEASES

With the adoption of ASC 842, operating lease agreements are required to be recognized on the balance sheet as ROU assets and corresponding lease liabilities.

On January 1, 2022, the Company exercised its right to lease an additional 400 square feet of office space and an increase of monthly rent of $500. In accordance with ASC 842 management accounted for this as a separate lease and, as a result, recorded an ROU asset and lease liability of $11,359.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at January 1, 2022. The weighted average incremental borrowing rate applied was 9%.

Operating leases are included in the condensed consolidated balance sheets as follows:

	Classification	9/30/2022	12/31/2021
Lease assets
Operating lease cost ROU assets	Assets	$7,512	$-
Total lease assets		$7,512	$-

Lease liabilities
Operating lease liabilities, current	Current liabilities	$49,562	$40,845
Operating lease liabilities, non-current	Liabilities	17,634	49,089
Total lease liabilities		$67,196	$89,934

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Leases costs
Operating lease costs	$13,500	$12,000	$40,500	$36,000
Total lease costs	$13,500	$12,000	$40,500	$36,000

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2022:

Fiscal Year	Operating Leases
Remainder of 2022	$13,341
2023	53,675
2024	4,496
Total future minimum lease payments	71,512
Amount representing interest	4,316
Present value of net future minimum lease payments	$67,196

Additional information related to leases is presented as follows:

	September 30, 2022	December 31, 2021
Leases
Weighted average remaining lease term	1.25	2.00
Weighted average discount rate	9.9%	10%

NOTE 11 — CONCENTRATION OF CREDIT RISK

Revenues

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Customer A – related party	95%	47%	92%	22%
Customer B	-%	-%	-%	11%

Accounts Receivable

Two customers accounted for 86% or accounts receivable at September 30, 2022.

Customer A	19%
Customer B – related party	67%

Three customers accounted for 67% of the accounts receivable as of December 31, 2021, as set forth below:

Customer A	37%
Customer B	18%
Customer C	12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Registration Statement on Form S-1 as filed with the SEC with respect to our initial public offering completed on September 20, 2022. (SEC File number 333-261989). References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors “in this quarterly report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Registration Statement for our initial public offering as filed with the Securities and Exchange Commission (SEC File number 333-26198), Our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We previously developed and sold an easy-to-administer medical device, referred to as Generation 1, or Gen-1, that utilizes bioelectronic medical technology to treat anxiety and insomnia, without the need for drugs or psychotherapy. These types of devices are based upon cranial electrotherapy stimulation (CES). Our original Gen-1 devices emit a waveform at 4 milliamps during treatment and are now classified by the FDA, as of December 2019 as a Class II device.

Medical professionals have utilized the Gen-1 device to administer CES to patients in clinical settings. While the Gen-1 device had originally been cleared by the FDA to treat depression, anxiety and insomnia, three prevalent and serious diseases, as a result of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. Additionally, we are required to file an amended application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) Application”) to be approved by the FDA for the marketing and sales of our devices for the treatment of anxiety and insomnia. We are analyzing whether to proceed with an amendment of our prior applications with the FDA for Gen-1 devices.

In the FDA’s December 2019 ruling, the treatment of depression with our device will remain a class III and require a new PMA (premarket approval) application to demonstrate safety and effectiveness.

We have also designed and developed new advanced waveform technology to be emitted at 15 milliamps through our existing medical device. Now improved with a modern enclosure referred to as Generation 2 or Gen-2 which can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response. Gen-2 is presently being tested in clinical trials, for anxiety, insomnia and depression in the United States, and preliminary data provided by the University of California San Diego supports the safety of utilizing our new waveform technology. Currently, the waveform that comprises the basis of Gen-2 and Gen-3 devices is being tested in a research setting to determine safety. This data is to be provided for review by the FDA for safety and efficacy evaluation. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

The Nexalin regulatory team has made a strategic decision to begin developing strategies for a new PMA application for the treatment of depression with our new Gen-2 device. While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales of Gen-1 devices in the United States. Servicing consists of warranty coverage, electrode sales, and patient cable replacement. This servicing is included in the monthly lease payment. Providers may continue to use these devices for treatment purposes. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly license fees and payment for the sale of electrodes to clinical providers of our technology. We have suspended marketing and sales efforts in the United States on the Gen-1 device for treatment of anxiety and insomnia. Additionally, our regulatory team has informed FDA inspectors that we continue to support the operations of clinical providers that were using our Gen-1 devices prior to the December 2019 ruling by the FDA.

We are currently making strategic plans for clinical trials for the use of Gen-2 for the treatment of substance use disorders, opiates additions, chronic pain, Alzheimer’s disease, and dementia. In part due to increasing incidence attributed to the devastating impacts of the COVID-19 pandemic, mental health and cognitive disorders are widespread across the globe and cause substantial health, social and economic losses. Our focus is on the continued development of our innovative bioelectronic medical technologies and rapid regulatory approval to help reverse these losses and hardships by safely and effectively treating various mental health disorders.

All our products are non-invasive and undetectable and, critically, can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design of varying voltages, currents, electromagnetic fields and various frequencies — referred to collectively as waveform — particularly our proprietary, patented symmetrical alternating current waveform. Our devices generate a high frequency charge balanced electrical current waveform that is applied to three electrodes on the head. The features of this waveform make the application of the stimulation undetectable to the human body. This technique is proprietary to our devices, which enables the use of a higher current than all other devices in the market.

Our Gen-2 device is equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. The use of a disposable RFID ensures a recurring revenue stream on the device and protects against any generic knockoffs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes are sustained. The revenue projections in Phase 2 are based on device sales and recurring disposable electrode sales.

We will also be developing a new headset design for our products that will offer medical professionals the opportunity to prescribe the headset device — Gen-3 — for use in a patient’s home to increase access to mental health treatment.

We recognize that an additional barrier to treatment in today’s mental health treatment landscape — beyond the concerns of safety, efficacy and discomfort that have been associated with conventional mental health treatments such as drugs, psychotherapy and other forms of electrical stimulation — is stigma. We have received industry reports and feedback that many patients that struggle with mood disorders have a stigma of embarrassment associated with psychotherapy (e.g., counselling with a therapist). Additional barriers to treatment are the side effects of medication prescribed by psychiatrists. To address the embarrassment stigma, we are developing a new headset design to emit our waveform technology which will offer medical professionals the opportunity to prescribe the headset device for use in a patient’s home — referred to as Generation 3 or Gen-3 — to increase access to mental health treatment. We believe that in order to preserve product safety and integrity for home use, the headset device will require physician oversight including prescriptions for use, monthly authorization for continued patient use and monthly physician monitoring through our digital management platform.

According to Infinium Global Research, the global neurostimulation device market is projected to grow from approximately $4.7 billion in 2018 to approximately $9.8 billion for a CAGR of 10.9% from 2019-2025. There are several drivers of this growth. First, many mental health disorders are treated with psychotherapy or pharmaceutical intervention and have limited efficacy and, in the case of the latter increased awareness of the side effects of medication. Second, the rising number of geriatric patients, particularly with respect to Alzheimer’s disease, will increase demand for mental health treatments. Third, increased diagnosis of cases of anxiety, depression and various other mental health disorders in all age populations will contribute to market expansion. Doctors and patients will seek effective, safer and more cost-effective alternatives to current care standards. Advancements in neurostimulation techniques, such as those we are developing, will provide treatment options that address irregularities in the brain’s functional health. These functional brain health issues are believed to be the underlying cause of many mental health disorders and chronic diseases.

Overall, we believe that our advanced waveform, technological upgrades and the development of a modern headset monitored with our IT management platform, evidenced in our Gen-2 and Gen-3 devices, will position us with the opportunity to disrupt the traditional mental health treatment model. Our mission is to remove the stigma of expensive psychotherapy or pharmaceuticals with the attendant side effects and dependency issues and replace such stigma with clinically proven and cost-effective technology that is easily accessible in the privacy of the patient’s home and monitored by licensed healthcare providers.

Since our inception, we have generated significant losses, we expect to continue to incur significant expenses and increasing operating losses for at least the next two years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures on other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue our ongoing and planned preclinical and clinical development of our products;

●	review and analyze the value of amending our previous 510(k) Application for anxiety and insomnia in accordance with the FDA and seek other regulatory approvals for any future products that successfully complete clinical trials;

●	arrange for a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize on our own;

●	maintain, expand and protect our intellectual property portfolio;

●	engage additional clinical, scientific, manufacturing and controls personnel;

●	add additional operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

●	seek to discover and develop additional products; and

●	initiate preclinical studies and clinical trials for any additional products that we may pursue in the future;

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Recent Developments

Completion of Initial Public Offering; Use of Proceeds

The Company completed its initial public offering on September 20, 2022. The initial public offering consisted of 2,315,000 units consisting of 2,315,000 shares of its Common Stock and 2,315,000 accompanying warrants to purchase up to 2,315,000 shares of common stock. Each share of common stock is being sold together with one Warrant, each to purchase one share of common stock with an exercise price of $4.15 per share at a combined offering price of $4.15, for gross proceeds of approximately $9,607,000 million, before deducting underwriting discounts and offering expenses. In addition, Nexalin granted the underwriters a 45-day option to purchase up to an additional 347,250 shares of common stock and/or Warrants to purchase up to 347,250 shares of common stock to cover over-allotments at the initial public offering price, less the underwriting discount.

The registration statement on Form S-1 (File No. 333-261989) for our initial public offering was filed with the Securities and Exchange Commission (“SEC”) and became effective on September 15, 2022. A final prospectus relating to the offering was filed with the SEC and is available on the SEC’s website at http://www.sec.gov. The offering was being made only by means of a prospectus forming part of the effective registration statement.

The shares and warrants began trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) on September 20, 2022, under the symbols “NXL” and “NXLIW”, respectively.

The Company received net proceeds of $8,543,645 (after underwriting and offering expenses of $1,067,078) from its initial public offering. As of November 1, 2022, we have utilized the net proceeds to support our daily operations and as follows:

$74,000 to fund clinical trial research, trials, and development work for future product candidates

$237,419 to pay past due service fees to U.S. Asian Consulting Group, LLC

$16,000 for regulatory and certification costs, and

$285,000 for legal, accounting and administrative expenses.

Impact of COVID-19 Pandemic

We continue to monitor how the COVID-19 pandemic is affecting our employees, business and clinical trials. Such pandemic has delayed our clinical trials and our receipt of marketing approvals from the FDA. Such pandemic also might have reduced, and continue to reduce, participation in our clinical trials, due to both travel restrictions and a general unwillingness of subjects to travel. We cannot presently predict the scope and severity of any other potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

We continue to be indirectly impacted because of our current dependence upon our distributor relationship with Wider. Wider acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the Covid pandemic, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople are restricted in their movements resulting in a significant slowdown in the medical and other sectors. Fortunately, our Chinese distributor continues our strategy of multiple clinical studies in the major institution in Beijing in an array of brain related diseases. Very significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China this year The extent of future impact will depend on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others.

In addition, the spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis. Such events may result in a period of business and manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among other things.

China Market and Potential Wider Come Joint Venture Relationship

On September 21, 2018, the Company entered into the first of a series of agreements providing for the establishment of a joint venture agreement (the “JV Agreement”) with Wider Come Limited, a China company (“Wider”) for the purpose of marketing, sale and distribution of the Company’s proprietary devices for the treatment of (i) anxiety, depression and insomnia (“ADI”) and (ii) Alzheimer’s and dementia (“AD”) in the applicable territories. Wider has an experienced medical technology team in China and when formed, the Joint Venture will design and implement a comprehensive business model and distribution plan for our devices in China, Hong Kong, Macau and Taiwan. The Joint Venture will be formed following the completion of certain funding, clinical study, and publication milestones, which Wider has agreed to undertake but not yet completed. Following its formation, the Joint Venture will design and implement a comprehensive business model and distribution plan for our devices in China, Hong Kong, Macau and Taiwan. The first phase of distribution in China includes implementation of a sales strategy by Wider for mainland China and other territories serviced by Wider.

As originally contemplated, each of the parties to the joint venture would hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use production capacity of the facility. The Company will provide a global exclusive technology license for ADI treatment to the JV and Wider will contribute funding for the design and execution of Company approved clinical studies, which we had estimated at the time of our initial public offering would have cost the Company approximately $4,800,000 if the clinical studies had been undertaken by us in the United States. The Company will also provide the Joint Venture (the “JV”) with a license for exclusive distribution of its technology for the treatment of ADI in additional territories. The JV, if completed, will be controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability over day-to-day or significant operational decisions.

On April 6, 2020, the Company entered into a three-year service agreement with Wider, pursuant to which Wider agreed to perform clinical trials associated with the formation of the JV. In consideration, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of the service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and is recorded in selling, general and administrative expenses on the statement of operations. The remaining 300,000 shares will be issued in the following schedule upon Wider’s successful completion of the following milestones (i) 50% upon successful completion of the fourth of four clinical trials pursuant to the terms and conditions of the service agreements and (ii) 50% upon all four trials being submitted for publication in international medical journals satisfactory to the Company. As of December 31, 2021 and September 30, 2022, these milestones have not been met.

In March 2022, we entered into a second supplement to the Joint Venture agreement with Wider, whereby the parties confirmed that the Joint Venture had not yet been established and is subject to further review and analysis of regulatory issues in China and the United States, trade and political issues between the two countries and potential changes in the use and market for the Company’s products and technology. Pursuant to the second supplement, the parties agreed to use their commercial efforts to complete documentation by September 30, 2022. In light of general economic conditions in China and the United States and the continued impact of regulatory issues in China and the United States and trade and political issues between the two counties, the parties determined to further extend the time frame to complete establishment of the joint venture to September 30, 2023 and entered into a supplement 3 to the Joint Venture Agreement to memorialize such extension. The parties intend to continue to work together to complete the establishment prior to such extended time. Although Wider continues its efforts on clinical trials in various areas of brain related diseases, it is not possible at this time to estimate when normal sales activities for our devices will resume.

As of September 30, 2022, the joint venture has not been established.

During the first nine months of 2022, we sold Gen-2 devices in China through Wider which agreed to act as a distributor on a limited basis pursuant to a separate agreement entered into in May 2019, pending formation of the Joint Venture. During the nine months ended September 30, 2022, we derived revenue of approximately $1,183,367 from this distribution relationship. As a result of the Covid pandemic and the China government’s implementation of severe restrictions on businesses and people, we anticipate that we will incur a significant and material negative impact on sales and revenue from the China market in the fourth quarter of 2022. As with all other economic activities in China, at this point it is impossible to predict when orders will again commence.

In September of 2021, the NMPA, the equivalent of the United States FDA, approved the Gen-2 device for marketing and sale in China for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed us to market and sell the Gen-2 device in China for the treatment of insomnia and depression. The significant cost of studies and the approval process in China has been borne by Wider.

We do not believe that any other regulatory or governmental approvals are required for the sale of our devices, including the sales made to date, by Wider in China, Hong Kong, Macau and Taiwan. If and when the potential Joint Venture is formed and it completes sales of our devices in China, there are no regulatory or other restrictions that would restrict either (i) the transfer from China of any proceeds resulting from such sales by Wider to the potential Joint Venture in Hong Kong, other than standard compliance with China’s State Administration of Foreign Exchange policies and approval process, or (ii) our receipt of our share of such proceeds from Hong Kong to us in the United States, which is not subject to SAFE’s policies and approval process.

According to the SAFE guidelines on foreign exchange management of trade in goods (implemented on August 1, 2012) and the PRC guidelines on foreign exchange business under current account (2020 version) implemented on August 28, 2020, there are no restrictions on the transfer of sales proceeds by Chinese domestic companies to Hong Kong companies or foreign companies as long as a company is in standard compliance with the SAFE’s policies and approval process. The current standard SAFE procedures are as follows:

(1)	a Chinese domestic company shall first apply to the local foreign exchange bureau for directory registration by presenting an application form and business license; and

(2)	after the domestic company is registered in the directory and provides documentation to prove the authenticity of the business transaction between the parties, such as the contract for the transaction, banks in China will approve the transfer of the sales proceeds.

Although there can be no assurance in light of recent worldwide events such as the Russia and Ukraine war and continuing changes within the China legal system, we expect to consummate the formation of the potential Joint Venture by the third quarter 2023.

As noted elsewhere in this Form 10-Q, China’s economy continues to be impacted by the COVID pandemic. The government of the People’s Republic of China has been and apparently will continue to impose lockdowns on businesses and the society in general in China. These lockdowns adversely impact the ability of businesses to conduct business in China and throughout the Asian region. As a result, the ability of our distributor, Wider, to conduct its business, including the distribution of our devices, has been adversely impacted. Therefore, our ability to generate revenue through the potential and actual sale of our devices in China has been adversely affected.

Results of Operations

Comparison of the Quarters ended September 30, 2022 and 2021

Our financial results for the quarter ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021	Change	Change
			$	%
Revenues, net	$545,323	$55,970	$489,353	874%
Cost of revenue	187,298	9,306	177,992	1913%
Gross profit	358,025	46,664	311,361	667%

Operating expenses:
Professional fees	7,632	152,851	(145,219)	-95%
Salaries and benefits	164,142	67,662	96,480	143%
Selling, general and administrative	479,445	1,621,600	(1,142,155)	-70%
Total operating expenses	651,219	1,842,113	(1,190,894)	-65%
Loss from operations	(293,194)	(1,795,449)	1,502,255	-84%
Other (income) expense:
Interest expense, net	10,452	27,175	(16,723)	-62%
Other income	(168,245)	-	(168,245)	-
PPP loan forgiveness	-	(22,916)	22,916	-100%
Total other (income) expense	(157,793)	4,259	(162,052)	-3805%
Net loss	$(135,401)	$(1,799,708)	$1,664,307	-92%

Revenues

For the quarter ended September 30, 2022 and 2021, we generated $545,323 and $55,970, respectively, of revenue primarily from the sale of devices, supplies and from the reimbursement of costs. In addition, we generated income from licensing and treatment fee agreements with our customers by charging a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derive revenue from equipment by selling electrodes to customers for use with our device. The increase in revenue for 2022 compared to 2021 was primarily due to the sale of 100 devices in 2022. There were no sales of devices in 2021.

Cost of Revenue and Gross Profit

For the quarter ended September 30, 2022 and 2021, cost of revenues were $187,298 and $9,306, respectively, yielding a gross profit of $358,025 and $46,664, respectively, or 65.65% and 83.37%, respectively. Such decrease in gross margin was due to the change in our sources of revenue. In 2021 our revenue was from licensing fees and the sales of electrodes and cables. The licensing fees have no related costs. Our cost of revenue in 2021 included shipping supplies and the cost of the electrodes and cables. In 2022 our revenue was primarily from sales of equipment. The equipment has higher related costs of revenue and related shipping costs.

Operating Expenses

Total operating expenses for the quarter ended September 30, 2022 and 2021 were $651,218 and $1,842,113, respectively. The decrease was primarily due to the decrease of approximately $1,312,000 in stock-based compensation for the issuance of our common stock to various employees and consultants for services, and a decrease in professional fees for legal and accounting of approximately $145,000 offset by an increase in salaries of approximately $96,000, an increase in research and development costs of approximately $80,000, an increase in consulting costs of approximately $38,000 and an increase in regulatory and compliance costs of $30,000. The decrease in legal and accounting fees are primarily due to the treatment of costs relating to our initial public offering as a direct cost of the offering. The increase in salary is primarily due to hiring of a chief financial officer. The increases in research and development, consulting costs and regulatory and compliance are attributable to the development of our Gen-2 and Gen-3 devices.

Other (Income) Expense

Other (income) expense for the quarter ended September 30, 2022 and 2021 were ($157,793) and $4,259, respectively, consisting of interest expense net of the PPP loan forgiveness, accrued interest forgiveness and interest income.

Comparison of the Nine Months ended September 30, 2022 and 2021

Our financial results for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021	Change	Change
			$	%
Revenues, net	$1,282,933	$120,066	$1,162,867	969%
Cost of revenue	356,345	22,448	333,897	1487%
Gross profit	926,588	97,618	828,970	849%

Operating expenses:
Professional fees	486,197	455,213	30,984	7%
Salaries and benefits	469,996	164,187	305,809	186%
Selling, general and administrative	1,083,809	4,919,330	(3,835,521)	-78%
Total operating expenses	2,040,002	5,538,730	(3,498,728)	-63%
Loss from operations	(1,113,414)	(5,441,112)	4,327,698	-80%
Other (income) expense:
Interest expense, net	45,886	63,880	(17,994)	-28%
Other income	(168,245)	-	(168,245)	-
PPP loan forgiveness	(22,916)	(22,916)	-	0%
Total other (income) expense	(145,275)	40,964	(186,239)	-455%
Net loss	$(968,139)	$(5,482,076)	$4,513,937	-82%

Revenues

For the nine months ended September 30, 2022 and 2021, we generated $1,282,933 and $120,066, respectively, of revenue primarily from the sale of devices, supplies and from the reimbursement of costs. In addition, we generated income from licensing and treatment fee agreements with our customers by charging a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we also derive revenues from equipment by selling electrodes to customers for use with our device and from royalties from the manufacturer of our electrodes. The increase in revenue for 2022 compared to 2021 was primarily due to the sale in 2022 of 220 devices, there were no sales of devices in 2021, and to our cost reimbursements from Wider.

Cost of Revenue and Gross Profit

For the nine months ended September 30, 2022 and 2021, cost of revenues were $356,345 and $22,448, respectively, yielding a gross profit of $926,588 and $97,618, respectively, or 72.22% and 81.30%, respectively. Such decrease in gross margin was due to the change in our sources of revenue. In 2021 our revenue was from licensing fees and the sales of electrodes and cables. The licensing fees have no related costs. Our cost of revenue in 2021 included shipping supplies and the cost of the electrodes and cables. In 2022 our revenue was primarily from sales of equipment. The equipment has higher related costs of revenue and related shipping costs.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 and 2021 were $2,040,002 and $5,538,730, respectively. The decrease was primarily due to the decrease of approximately $4,183,000 in stock-based compensation for the issuance of our common stock to various employees and consultants for services, offset by the increases in professional fees for legal and accounting of approximately $31,000, an increase in salaries of approximately $306,000, and increase in consulting of approximately $146,000, an increase in research and development of approximately $43,000 and an increase in regulatory and compliance of approximately $69,000. The increase in legal and accounting fees are primarily due to costs relating to our initial public offering. The increase in salary is due primarily to hiring of a chief financial officer. The increases in research and development, consulting costs and regulatory and compliance are attributable to the development of our Gen-2 and Gen-3 devices.

Other (Income) Expense

Other (income) expense for the nine months ended September 30, 2022 and 2021 was ($145,275) and $40,964, respectively, consisting of interest expense net of the PPP loan forgiveness, accrued interest forgiveness and interest income.

Liquidity and Capital Resources

Working Capital

	As of
	September 30, 2022	December 31, 2021
Current Assets	$8,344,615	$752,659
Current Liabilities	1,980,356	2,363,634
Working Capital	$6,364,259	$(1,610,975)

Current assets increased for the nine months ended September 30, 2022 increased primarily as a result of the proceeds of the Initial Public Offering.

Current liabilities decreased for the nine months ended September 30, 2022 decreased primarily as a result of the settlement of accrued interest and a decrease in deferred revenue.

Cash Flows

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	December 31, 2021
Net cash used in operating activities	(1,309,242)	(667,700)
Net cash provided by financial activities	8,511,543	725,690

Net Cash Provided by Operating Activities

Net cash used in operating activities was $1,309,242 for the nine months ended September 30, 2022, as compared to $667,700 for the respective period in 2021, primarily due to the net loss of $968,139 and $5,482,076, respectively, as well as an increase in prepaid assets and inventory. These amounts were also offset by approximately $453,391 and $4.4 million of stock compensation during the periods, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 and 2021 was $8,511,543 and $725,690, respectively, which was primarily due to the sale of common stock for cash in 2022 and 2021.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing development costs, legal and other regulatory expenses and general administrative costs. Although we have produced Gen-2, which is selling in China where it is approved, the successful development of our future products is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of Gen-3 and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows from revenues will enable us to be cash flow positive. This is due to the numerous risks and uncertainties associated with developing products, including, among others, the uncertainty of:

●	successful enrolment in, and completion of clinical trials;

●	performing preclinical studies and clinical trials in compliance with the FDA or any comparable regulatory authority requirements;

●	the ability of collaborators to manufacture sufficient quantity of product for development, clinical trials and/ or potential commercialization;

●	obtaining and maintaining patent, trademark and trade secret protection for our products;

●	making arrangements with third parties for manufacturing;

●	scaling the commercial sales of products, if and when approved, whether alone or in collaboration with others;

●	acceptance of existing therapies, and future therapies, if and when approved, by healthcare providers, physicians, clinicians, patients and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	protecting our rights in our intellectual property portfolio; and

●	maintaining a continued acceptable safety profile of our products following approval.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, the Company had a significant accumulated deficit of $71.7 million. For the nine months ended September 30, 2022, the Company had a loss from operations of $1.1 million and negative cash flows from operations of $1.31 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices in China to its acting distributor. It anticipates that it will continue to incur operating losses as it executes its development plans through 2022, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At the closing on September 20, 2022, the Company sold 2,315,000 Units and 347,250 of Warrants in an Initial Public Offering (the “Initial Public Offering”) at a price of $4.15 per Unit and $0.01 per Warrant for a total of $9,610,723. The Company incurred offering costs of $1,067,078, consisting of $878,858 of underwriting fees and expenses and $188,220 of costs related to the Initial Public Offering.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions and has concluded that because of the completion of the Initial Public Offering the Company has sufficient cash on hand to satisfy its anticipated cash requirements for the next twelve to fifteen months. The substantial doubt about the Company’s ability to continue as a going concern for more than twelve months from the date of these financial statements has been alleviated.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause our future results to be affected.

Revenue Recognition

We recognize revenue when our performance obligations with our customers have been satisfied. At contract inception, we determine if the contract is within the scope of ASC Topic 606 and then we evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We only recognize revenue to the extent that it is probable that a significant revenue reversal will not occur in a future period.

We have existing licensing and treatment fee agreements with our customers for the use of our device in their practices. These agreements generally have terms of one year with automatic renewal if certain requirements are met and amounts due per these agreements are billed monthly. We also sell products related to the provision of services. We also sell our Gen-2 devices in China through our acting distributor.

Revenue Streams

We derive revenues from our license agreements by charging a monthly licensing fee for the duration of the agreement. We derive revenues from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. We derive revenues from equipment by selling electrodes and supplies to our existing customers for use with our device. We derive revenue from the sale to our acting distributor (Wider), of our Gen-2 device in China. We derive revenue from the reimbursement of certain costs from Wider. We derive revenue as a royalty fee from the China based manufacturer for electrodes ordered in China in connection with our China sales.

Performance Obligations

Management identified that subsequent licensing revenue has one performance obligation. That performance obligation is satisfied as long as the licensing contract remains valid and is not terminated. The licensing revenue is invoiced monthly and is recognized at a point in time in which the invoice is sent to the customer.

Management identified that the Company’s equipment and Device revenue has one performance obligation. That performance obligation is satisfied when the equipment and Devices are shipped. The Company recognizes revenue at a point in time in which the electrodes and Devices are shipped to the customer. The Company does not offer a warranty on the electrodes and Devices.

Management identified that treatment fee revenue has one performance obligation. The performance obligation is satisfied upon the completion of individual treatments on patients by customers.

Management identified that royalty revenue has one performance obligation. The performance obligation is satisfied at the time the Electrode manufacturer invoices the acting distributor for the sale to the acting distributor.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including:

●	Significant Financing Component — we do not adjust the promised amount of consideration for the effects of a significant financing component since we expect, at contract inception, that the period between when we transfer a promised goods or services to the customer and when the customer pays for that service will be one year or less.

●	Unsatisfied Performance Obligations — all performance obligations related to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in ASC Topic 606 and therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

●	Shipping and Handling Activities — we elected to account for shipping and handling activities as a fulfilment cost rather than as a separate performance obligation.

●	Right to invoice — we have the right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date we may recognize revenue in the amount to which the entity has a right to invoice.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

For discussion of new accounting standards, see Note 3 to the Financial Statements, “Summary of Significant Accounting Policies and New Accounting Standards,” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022. We believe the adoption will modify the way we analyze financial instruments, but we do not anticipate a material impact on results of operations. We are in the process of determining the effects adoption will have on its consolidated financial statements.

Contractual Obligations

See Note 9 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

Emerging Growth Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the completion of this offering. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.07 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least twelve months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“The Exchange Act”), is recorded, processed, summarized, and reported within the time frame specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers effectiveness concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

The Company does not have an effective control environment because we do not yet have formalized internal control policies and procedures as it relates to financial reporting and review and approval of journal entries. In addition, the Company does not yet have sufficient resources to provide appropriate segregation of duties related to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process. The Company also does not have sufficient IT controls that are effectively designed and implemented.

Since becoming a public reporting company effective on September 15, 2022, we have begun planning to establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting.

We have not performed an evaluation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore, our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will first apply to our second Annual Report on Form 10-K. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” and not being a smaller reporting company.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in our Registration Statement on Form S-1 (SEC File Number 333-261989) as declared effective by the Securities and Exchange Commission on September 15, 2022 and the Prospectus contained therein.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such filing. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to expand our business in Asia and elsewhere, which is part of our business plan, will depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad, including China. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;

●	reduced credit availability;

●	higher borrowing costs;

●	reduced liquidity;

●	volatility in credit, equity and foreign exchange markets; and

●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential joint venture partner Wider Come Limited and potential customers.

The situation in China given the results of the extensive lockdowns related to Covid-19 has dramatically worsened the present economic environment. Patients and salespeople are restricted in their movements resulting in a significant slowdown in the medical and other sectors. Fortunately, our Chinese distributor continues our strategy of multiple clinical studies in the major institution in Beijing in an array of brain related diseases. Very significant efforts and funds expended by our Chinese distributor has led to regulatory approval in both depression and insomnia thus far which has allowed for sales of our devices in China this year. Given the lockdowns, we have been notified that there will be no fourth quarter order from our Chinese distributor. Our clinical studies and statistical analysis will however continue in various areas of Brain disease. The sales efforts, however, are stymied at this time. As with all other economic activities in China, at this point it is impossible to predict when orders will again commence.

Continued Impact of COVID Pandemic upon the Chinese Economy may Result in Adverse Effect on our Revenue and Income

The situation in China related to Covid-19 pandemic has dramatically worsened the present economic environment. Patients and salespeople are restricted in their movements resulting in a significant slowdown in the medical and other sectors. We continue to be indirectly impacted because of our current dependence upon our distributor relationship with Wider. Wider acts as a distributor for the Company’s devices in China and Asia. Because of the restrictions in China, we expect to incur a significant and material negative impact on sales and revenue from the China market in the fourth quarter. As with all other economic activities in China, at this point it is impossible to predict when orders will again commence. The extent of any future impact will depend on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of Covid-19, or any of its variants, and actions taken to address its impact.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for expansion through potential sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, and the decrease in our stock price from our initial public offering completed in September 2022 we may incur difficulty in undertaking and completion and subsequent financings. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The Company completed its initial public offering on September 20, 2022. The initial public offering consisted of 2,315,000 units consisting of 2,315,000 shares of its Common Stock and 2,315,000 accompanying warrants to purchase up to 2,315,000 shares of common stock. Each share of common stock is being sold together with one Warrant, each to purchase one share of common stock with an exercise price of $4.15 per share at a combined offering price of $4.15, for gross proceeds of approximately $9,607,250 million, before deducting underwriting discounts and offering expenses. In addition, Nexalin granted the underwriters a 45-day option to purchase up to an additional 347,250 shares of common stock and/or Warrants to purchase up to 347,250 shares of common stock to cover over-allotments at the initial public offering price, less the underwriting discount.

The Company received net proceeds of $8,543,645 (after underwriting and offering expenses of $1,067,078) from its initial public offering. As of November 1, 2022, we have utilized the net proceeds as follows:

$74,000 to fund clinical trial research, trials, and development work for future product candidates

$237,419 to pay past due service fees to U.S. Asian Consulting Group, LLC

$16,000 for regulatory and certification costs, and

$285,000 for legal, accounting and administrative expenses.

There have been no issuances of securities by the company since its initial public offering

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2*	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3*	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*	potential Joint Venture Agreement between the Company and Wider Limited, and Supplement thereto, dated as of September 21, 2018, as supplemented by Supplement Number 1.
10.2*	Employment Agreement between the Company and Mark White dated as of February 15, 2021.
10.3*	Agreement between the Company and David Owens, M.D. dated as of February 15, 2021
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10*	Supplement Number 2 to potential Joint Venture Agreement dated as of March 1, 2022 between the Company and Wider Come Limited.
10.11*	Amendment to Employment Agreement with David Owens, M.D.
10.12*	Form of Lock-Up Agreement.
10.13*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.14*	Promissory Note in favor Mark White dated as of November 1, 2021, as amended
10.15*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
23.1*	Consent of Friedman LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1****	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2****	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1****	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
****	filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November, 2022.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer
Principal Executive Officer

By:	/s/ Marilyn Elson
Marilyn Elson
Chief Financial Officer
Principal Financial Officer