Form 10-Q
period 2023-03-31
Nexalin Technology, Inc.
filed 2023-05-10
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 8, 2023, there were 7,286,562 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended March 31, 2023

i

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March, 31	December, 31
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$174,961	$162,743
Short-term investments	5,297,658	6,831,192
Accounts receivable	3,550	4,875
Inventory	158,270	154,370
Prepaid expenses and other current assets	241,330	272,282
Total Current Assets	5,875,769	7,425,462
ROU Asset	4,800	6,171
Equipment, net of accumulated depreciation of $2,315 and $2,181, respectively	368	503
Patent, net of amortization	49,536	-
Total Assets	$5,930,473	$7,432,136

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable (Includes related party of $10,000 and $260,000, respectively)	$54,758	$658,367
Accrued expenses	597,660	539,822
Lease liability, current portion	43,026	50,797
Loan payable - officer	-	200,000
Note payable	500,000	500,000
Total Current Liabilities	1,195,444	1,948,986
Long-term Liabilities:
Lease liability, net of current portion	-	4,463
Total Liabilities	1,195,444	1,953,449

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit):

Common stock, $0.001 par value; 100,000,000 shares authorized; 7,286,562 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7,287	7,287
Accumulated other comprehensive income	41,069	36,313
Additional paid in capital	77,824,427	77,824,427
Accumulated deficit	(73,137,754)	(72,389,340)
Total Stockholders’ Equity (Deficit)	4,735,029	5,478,687
Total Liabilities and Stockholders’ Equity (Deficit)	$5,930,473	$7,432,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues, net (Includes related party of $0 and $300,499 for the three months ended March 31, 2023 and March 31, 2022, respectively)	$30,560	$323,322
Cost of revenues	7,110	46,015
Gross profit	23,450	277,307

Operating expenses
Professional fees	158,600	295,456
Salaries and benefits	299,323	138,594
Selling, general and administrative	344,953	218,374
Total operating expenses	802,876	652,424

Loss from operations	(779,426)	(375,117)

Other income (expense), net:
Interest income (expense), net	(8,837)	(18,132)
Gain on sale of short-term investments	38,772	-
Other income	1,077	-
Total other income (expense), net	31,012	(18,132)

Net loss	(748,414)	(393,249)

Other comprehensive income:
Unrealized gain from short-term investments	41,069	-
Comprehensive loss	$(707,345)	$(393,249)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.10)	$(0.08)

Weighted Average Shares Outstanding - Basic and Diluted	7,286,562	4,888,080

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Accumulated Other Comprehensive Gain	Additional		Total Stockholders’
	Common Stock		(Loss) on ST	Paid-in	Accumulated	Equity
	Shares	Amount	Investments	Capital	Deficit	(Deficit)
Balance as January 1, 2022	4,879,923	$40,880	$-	$69,004,703	$(70,691,524)	$(1,681,941)
Stock issued for cash	850	1	-	5,099	-	5,100
Stock compensation	24,390	24	-	97,476	-	97,500
Net loss	-	-	-	-	(393,249)	(393,249)
Balance as of March 31, 2022	4,905,163	$40,905	$-	$69,107,278	$(71,084,773)	$(1,972,590)

			Accumulated Other Comprehensive Gain	Additional		Total Stockholders’
	Common Stock		(Loss) on ST	Paid-in	Accumulated	Equity
	Shares	Amount	Investments	Capital	Deficit	(Deficit)
Balance as of January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive gain	-	-	4,756	-	-	4,756
Net loss	-	-	-	-	(748,414)	(748,414)
Balance as of March 31, 2023	7,286,562	$7,287	$41,069	$77,824,427	$(73,137,754)	$4,735,029

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(748,414)	$(393,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	-	97,500
Depreciation	134	134
Amortization	660
Non-cash lease expense	1,371	1,254
Gain on sale of short-term investments	(38,772)	-
Changes in operating assets and liabilities:
Accounts receivable	1,325	(53,540)
Prepaid assets	30,952	(1,671)
Inventory	(3,900)	(47,323)
Accounts payable - related party	(250,000)	-
Accounts payable	(353,609)	179,386
Accrued expenses	57,838	(26,675)
Deferred revenue	-	52,000
Lease liability	(12,234)	(11,087)
Net cash used in operating activities	(1,314,649)	(203,271)

Cash flows from investing activities:
Sale of short-term investments	11,599,356	-
Purchase of short-term investments	(10,022,293)	-
Purchase of patents	(50,196)	-
Net cash provided by investing activities	1,526,867	-

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	-	5,100
Payments on loan payable - shareholder	-	(5,000)
Payments on notes payable - officer	(200,000)	-
Net cash provided by (used in) financing activities	(200,000)	100

Net decrease in cash and cash equivalents	12,218	(203,171)
Cash and cash equivalents - beginning of period	162,743	661,778
Cash and cash equivalents - end of period	174,961	458,607

Non-cash investing and financing activities:
Unrealized gain on short-term investments	41,069	-
ROU asset and lease liability recorded	-	11,359

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through March 31, 2023.

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts on the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022. NV Nexalin’s authorized shares of common stock were not affected as a result of the Merger Agreement. As a result of the Merger Agreement, NV Nexalin was dissolved, and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 16, 2022.

The initial public offering consisted of 2,315,000 units consisting of 2,315,000 shares of Common Stock and 2,315,000 accompanying warrants to purchase up to 2,315,000 shares of common stock. Each share of common stock was sold together with one Warrant, each to purchase one share of common stock with an exercise price of $4.15 per share at a combined offering price of $4.15, for gross proceeds of $9,607,250, before deducting underwriting discounts and offering expenses. In addition, the underwriters purchased 347,250 warrants for net proceeds of $3,473.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team makes a decision on amending our existing 510(k) application at 4 milliamps. A new pre-sub document in preparation of a new 510(k) for our Gen-3 Halo headset at 15 milliamps was filed with the FDA in January of 2023. Formal comments to our pre-sub document filing were received in March of 2023. A formal meeting to address FDA comments is scheduled for May of 2023.

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

Additionally, we are currently designing clinical trial strategies for the use of Gen-3 for the treatment of substance use disorders including opiate, cocaine, and alcohol abuse. Recently the Gen-2 device was tested in pilot trials in China for the treatment of Alzheimer’s disease, and dementia. Continued pilot testing for Alzheimer’s and dementia, cognition and memory, and neurotransmitter changes is planned in China in 2023.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company, nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the economy and the capital markets and has concluded that, while it is reasonably possible that events could have negative effects on the Company’s financial position and results of its operations, the specific impacts are not readily determinable as of the date of these consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of uncertainties.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company because of its current dependence upon its distributor relationship with Wider Come Limited. Wider Come Limited acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the COVID-19 pandemic through calendar year 2022 and into 2023, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople have been restricted in their movements resulting in a significant slowdown in the medical and other sectors. Significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China in 2022, and into 2023. The extent of future impact is dependent on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

NOTE 2 — LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2023, we had a significant accumulated deficit of approximately $73.1 million. For the three months ended March 31, 2023, we had a loss from operations of approximately $779 thousand and negative cash flows used in operations of approximately $1.3 million. While we had a working capital surplus as of March 31, 2023 of approximately $4.7 million, our operating activities consume most of our cash resources.

We expect to continue to incur operating losses as we execute our development plans, as well as undertaking other potential strategic and business development initiatives through 2023 and through the twelve months from the date of this report. In addition, we have had and expect to have negative cash flows from operations, at least into the near future. We have previously funded these losses primarily through the sale of equity and issuance of convertible notes. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the proposed joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of March 31, 2023 and has concluded that due to the receipt of the net proceeds from the completion of the Initial Public Offering, we have sufficient cash and short-term investments on hand to satisfy its anticipated cash requirements for the next twelve months from the issuance of these financial statements.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended
	March 31, 2023	March 31, 2022
Device Sales	$-	$264,500
Licensing Fee	23,870	20,143
Equipment	6,400	8,000
Other	290	30,679
Total	$30,560	$323,322

Major Geographic Locations

	Three Months Ended
	March 31, 2023	March 31, 2022
U.S. Sales	$30,560	$22,823
China Sales	-	300,499
Total	$30,560	$323,322

Contract Modifications

There were no contract modifications during the three months ended March 31, 2023 and 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of March 31, 2023 and December 31, 2022.

Cash and Cash Equivalents

Cash held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions.

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Changes in fair value that are considered temporary are reported net of tax in accumulated other comprehensive income. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense), net. For declines in the fair values of equity securities that are considered other-than-temporary, impairment losses are charged to other income (expense), net. The Company considers available evidence in evaluating potential impairments of its investments, including the duration and extent to which fair value is less than cost. There were no deemed permanent impairments on March 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for doubtful accounts. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. During the three months ended March 31, 2023 and 2022, the Company did not write off accounts receivable. The Company did not record an allowance for doubtful accounts on March 31, 2023 and December 31, 2022, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete, slow-moving, quantities in excess of demand, or otherwise non-saleable items.

Equipment

Equipment is recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally five years.

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

Patents

Patents are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $660 and $0 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At March 31, 2023 and December 31, 2022, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gains and the fair value at March 31, 2023 and December 31, 2022.

	Amortized Cost	Unrealized Gain	Fair Value
March 31, 2023
Short-term investments	$5,256,589	$41,069	$5,297,658
Total March 31, 2022	$5,256,589	$41,069	$5,297,658
December 31, 2022
Short-term investments	$6,794,879	$36,313	$6,831,192
Total December 31, 2022	$6,794,879	$36,313	$6,831,192

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of March 31, 2023 and December 31, 2022.

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2023
U.S. Treasury Notes	$5,297,658	$5,297,658	$-	$-
December 31, 2022
U.S. Treasury Notes	$6,831,192	$6,831,192	$-	$-

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

	Three Months Ended March 31,
	2023	2022
Warrants	2,662,250	21,600
Total	2,662,250	21,600

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

Research and Development

All research and development costs are charged to operations as incurred. For the three months ended March 31, 2023 and 2022, the Company recorded $65,833 and $11,565, respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Leases

A lease is defined as an agreement that conveys the right to control the use of identified property, plant or equipment (right of use asset or “ROU asset”) for a period of time in exchange for consideration. The Company accounts for its leases in accordance with ASC 842, Leases, which requires that an ROU asset identified in a lease to be recorded as a noncurrent asset with a related liability. The Company does not record ROU assets for those agreements of a twelve-month duration or less. The Company recognized a ROU asset and corresponding lease liability on its balance sheets related to its office lease agreement. See Note 9, Leases, for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

ROU assets include any initial direct costs and prepaid lease payments and exclude any lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments are in effect for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption on January 1, 2023 modified the way the Company analyzes financial instruments, but it did not have a material impact on our consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	March 31, 2023	December 31, 2022
Accrued interest	$134,501	$111,501
Accrued – other	37,159	2,321
Accrued settlement liabilities	336,000	336,000
Accrued research and development expense	90,000	90,000
Total	$597,660	$539,822

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

As originally contemplated, each of the parties to the JV would hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use production capacity of the facility. The Company will provide an Asian territory exclusive distribution license for ADI treatment to the JV and Wider. As originally contemplated the JV, if completed, will be controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability over day-to-day or significant operational decisions. The parties may determine to alter the equity interest or board composition of the Joint Venture or other economic terms as they move closer to its implementation. As of March 31, 2023, the JV has not been established.

On May 22, 2019, the Company entered into a supplementary agreement to the JV Agreement (the “Supplementary Agreement”). At the time of the May 2019 Supplementary Agreement, the parties desired to expand the scope of the JV to include and address the pain management opportunities for our devices and technology. Pursuant to the Supplementary Agreement, Wider was to fund the JV within thirty days of execution of the JV Agreement with $600,000 in cash to be used for clinical trials and other activities related to pain management utilization of our devices and technology in China. Within thirty days of the funding, the Company was to issue 5% of the Company in common stock to Wider’s shareholders. As of the date of this report the JV has yet to be formally established and therefore the $600,000 has not been funded. Further, the parties have determined not to proceed with the pain management scope of the JV and have decided to terminate the May 2019 Supplementary Agreement. The parties may elect to proceed with a similar arrangement in the future.

On April 6, 2020, the Company entered into a three-year service agreement with Wider, pursuant to which Wider agreed to perform clinical trials associated with the possible formation of the future JV. In consideration, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the statement of operations. The remaining 300,000 shares will be issued in accordance with the following schedule upon Wider’s successful completion of the following milestones (i) 50% upon successful completion of the fourth of four clinical trials pursuant to the terms and conditions of the Service Agreements and (ii) 50% upon all four trials being submitted for publication in international medical journals satisfactory to the Company. As of March 31, 2023, these milestones have not been met.

In March 2022, we entered into a second supplement to the JV Agreement with Wider, whereby the parties confirmed that the JV had not yet been established and is subject to further review and analysis of regulatory issues in China and the United States, trade and political issues between the two countries and potential changes in the use and market for the Company’s products and technology. Pursuant to the second supplement, the parties agreed to use their commercial efforts to complete documentation by September 30, 2022. Wider has continued its work with respect to undertaking and establishing clinical trials. In light of general economic conditions in China and the United States and the continued impact of regulatory issues in China and the United States and trade and political issues between the two counties, the parties determined to further extend the time frame to complete establishment of the JV to September 30, 2023 and entered into a supplement 3 to the JV Agreement to memorialize such extension. The parties intend to continue to work together to complete the establishment prior to such extended time, however, the ramifications of the continued COVID pandemic, especially in China, and the Chinese government’s regulatory approach to the pandemic have adversely affected Wider’s ability to distribute our current products. As a result, the JV may be further delayed or we and Wider may determine to re-structure the business terms (which changes may include timing and the scope of the intended operations and trial studies) of the proposed JV.

During the three months ended March 31, 2023 and 2022, the Company recorded $0 and $300,499 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The two members of U.S. Asian are shareholders in the Company and include Marilyn Elson who is the Chief Financial Officer of the Company. Pursuant to the consulting agreement, U.S. Asian will provide consulting services to the Company with regard to, among other things, corporate development and financing arrangements. The Company is to pay U.S. Asian $10,000 per month for services rendered and, on October 24, 2018, the Company issued 249,750 shares of the Company’s common stock to U.S. Asian. The Company recorded consulting expenses related to the consulting agreement of $30,000 for each of the three months ended March 31, 2023   and 2022 on the Company’s unaudited consolidated statements of operations. At December 31, 2022, U.S. Asian was owed $260,000 for accrued and unpaid services. A payment of $250,000 was made to U.S. Asian on March 17, 2023.

On December 22, 2021, the Company entered into a one-year agreement with Leonard Osser to serve on the Company’s Board of Advisors. The agreement may be, but has not yet been, extended for an additional one-year term upon agreement of both parties. As consideration Mr. Osser was entitled to $80,000 in shares of the Company’s common stock which was waived by Mr. Osser.

On January 11, 2022, the Company entered into an employment agreement with Marilyn Elson to serve as Chief Financial Officer of the Company for a three-year term with an option for the Company and Ms. Elson to extend the term for an additional two years. Ms. Elson is the spouse of Leonard Osser.

Loan Payable – Officer

On November 1, 2021, the Company received $200,000   as a loan from the Company’s Chief Executive Officer. The loan had a principal of $200,000, an interest rate of 9%, and a maturity date of the earlier of (i) October 31, 2022 or (ii) the date of the consummation of the initial public offering. The note was amended as of January 1, 2023 to extend the due date to March 17, 2023 and to provide that interest payable on the maturity date will be $39,000 less any interest payments previously made. Total interest expense on this note was $18,000 and $4,500 for the three months ended March 31, 2023 and 2022, respectively. The December 31, 2022 outstanding principal balance of $200,000 was satisfied by a payment on March 17, 2023. The March 31, 2023 outstanding interest balance of $34,500 was satisfied by a payment on April 26, 2023.

Leases

Our principle executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totalling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease payments for fiscal year 2022 were $54,000. Our lease costs for each of the three months ended March 31, 2023 and 2022 were $13,500.   The sub-leases are due to expire in 2024. Pursuant to the sublease, we pay the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — LOANS PAYABLE

Legacy Ventures International, Inc.

On September 11, 2017, the Company issued a promissory note (the “Promissory Note”) in favor of Legacy Ventures International, Inc. (“Legacy”) as part of a commercial transaction with Legacy that was never consummated. The Promissory Note was issued in the original principal amount of $500,000, with interest at 4% per annum and a maturity date of December 31, 2017. As of March 31, 2023, this promissory note is in default. The Company recorded $5,000 and $5,000 of interest expense for the three months ended March 31, 2023 and 2022, respectively. The amount outstanding at March 31, 2023 and December 31, 2022 was $500,000.

NOTE 7 — STOCKHOLDERS’ EQUITY (Deficit)

Issuance of Common Stock

During the three months ended March 31, 2022, the Company issued 850 shares of common stock to an investor for cash proceeds of $5,100 with a fair value of $6.00 per share.

During the three months ended March 31, 2022, the Company issued 24,390 shares of common stock to a consultant for services rendered in lieu of cash for an aggregate compensation charge of $150,000, of which $37,500 was expensed during the three months ended March 31, 2022, in the unaudited condensed consolidated statement of operations. In addition, $60,000 was expensed as stock compensation related to shares to be issued to advisors.

During the three months ended March 31, 2023, the Company issued no shares of common stock.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding March 31, 2023	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at March 31, 2023:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	2.5	$4.15	2,135,000
$4.15	347,250	2.5	4.15	347,250
	2,662,250	2.75	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. Although the parties are seeking mediation, the court has set a trial in this matter for March 18, 2024. Management’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the state of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved is approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. An initial hearing before an EDD magistrate was held on April 15, 2022. A second hearing was held in June of 2022. We are now in negotiations with the EDD for a final settlement. The Company believes its potential exposure to be approximately $300,000 and, as such, has accrued this amount on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 and believes it has adequately accrued for this matter.

Demand Letter from The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094 purportedly due on an Investigator Initiated Cooperative Study Agreement, dated as of September 25, 2017 (the “2017 Study”). The Company believes that the 2017 Study was not completed and no payment was due. In fact, for a number of months prior to receipt of the demand letter, the Company had had discussions with the person at the University of Arizona who was to conduct the 2017 Study concerning updating the 2017 Study and completing an updated study and related work. After receipt of the demand letter, the Company has had discussions with the University of Arizona concerning resuming an updated study and receipt of credit for some or all the monies claimed to be due for the 2017 Study. Such discussions are ongoing, and no resolution has been reached but the Company hopes to achieve a consensual resolution.

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

Operating leases are included in the consolidated balance sheets as follows:

	Classification	March 31, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$4,800	$6,171
Total lease assets		$4,800	$6,171

Lease liabilities
Operating lease liabilities, current	Current liabilities	$43,026	$50,797
Operating lease liabilities, non-current	Liabilities	-	4,463
Total lease liabilities		$43,026	$55,260

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended March 31,
	2023	2022
Leases costs
Operating lease costs	$13,500	$13,500
Total lease costs	$13,500	$13,500

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the three months ended March 31, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$40,304
2024	4,496
Total future minimum lease payments	44,800
Amount representing interest	1,774
Present value of net future minimum lease payments	$43,026

Additional information related to leases is presented as follows:

	March 31, 2023	December 31, 2022
Leases
Weighted average remaining lease term	0.75	1.00
Weighted average discount rate	9.9%	9.9%

NOTE 10 — CONCENTRATION OF CREDIT RISK

Revenues

Six customers accounted for 94% of revenues for the three months ended March 31, 2023, as set forth below:

Three Months Ended March 31, 2023
Customer A	25%
Customer B	17%
Customer C	16%
Customer D	14%
Customer E	12%
Customer F	10%

One customer, a related party, accounted for 93% of revenue for the three months ended March 31, 2022.

Accounts Receivable

Three customers accounted for 91% of accounts receivable at March 31, 2023, as set forth below:

Three Months Ended March 31, 2023
Customer A	32%
Customer B	28%
Customer C	31%

Four customers accounted for 84% of accounts receivable at December 31, 2022, as set forth below:

For the Year Ended December 31, 2022
Customer A	29%
Customer B	20%
Customer C	20%
Customer D	15%

NOTE 11 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited financial statements were issued. Based upon this review management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC on March 27, 2023. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors “in this quarterly report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Registration Statement for our initial public offering as filed with the Securities and Exchange Commission (SEC File number 333-26198), Our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices in the United States. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes and patient cables. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team makes a decision on amending our existing 510(k) application at 4 milliamps. A new pre-sub document in preparation of a new 510K for our Gen-3 Halo headset at 15 mAmps was filed with the FDA in January of 2023. Formal comments to our pre-sub document filing were received in March of 2023. A formal meeting to address FDA comments is scheduled for May of 2023.

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

Since our inception, we have generated significant losses; we expect to continue to incur significant expenses and increasing operating losses for at least the next two years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures for other research and development activities. We expect our expenses will increase substantially over time as we:

●	Continue the ongoing and planned preclinical and clinical development of our products;

●	review and analyse the value of amending our previous 510(k) Application for anxiety and insomnia in accordance with the FDA and seek other regulatory approvals for any future products that successfully complete clinical trials;

●	arrange for a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize on our own;

●	maintain, expand and protect our intellectual property portfolio;

●	engage additional clinical, scientific, manufacturing and controls personnel;

●	add additional information systems including personnel to support our product development and planned future commercialization efforts;

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

Impact of COVID-19 Pandemic

We continue to be indirectly impacted by the Covid-19 pandemic because of our current dependence upon our distributor relationship with Wider Come Limited (“Wider”.) Wider acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the Covid pandemic, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople are restricted in their movements resulting in a significant slowdown in the medical and other sectors. Fortunately, our Chinese distributor continues our strategy of multiple clinical studies in the major institution in Beijing in an array of brain related diseases. Very significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China the past year. The extent of future impact will depend on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others.

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

Potential Joint Venture; China Related Activities

In September 2018, we entered into an agreement with Wider Come Limited, a company formed under the laws of the People’s Republic of China (“Wider”), pursuant to which we and Wider have agreed to investigate the formation of a joint venture entity to be domiciled in Hong Kong (the “potential Joint Venture”) to conduct additional clinical research and implement a business distribution plan for our devices in China, Macau, Hong Kong, and Taiwan. We do not have any existing operations in China and will not in the future. We do have current distribution in China through Wider, our potential Joint Venture partner. As of the date of this Quarterly Report on Form 10-Q, (i) our operations are carried on outside of China; and (ii) the potential Joint Venture does not maintain any variable interest entity structure or operate any data center in China. However, because of the intended formation of the potential Joint Venture, we may become subject to laws of The People’s Republic of China (PRC or China) relating to, among other topics, data security and restrictions over foreign investments. Further, as a result of the complexity and vagaries of the legal system in the PRC and recent statements and regulatory actions by the PRC government relating to data security, our ability to operate the potential Joint Venture may be adversely affected or subject to change and adversely impact our ability to offer or continue to offer securities to investors, with the result that our securities may significantly decline or be worthless. There can be no assurance that regulators in China will not take a contrary view or will not subsequently require us to undergo the approval procedures and subject us to penalties for non-compliance.

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

Results of Operations

Comparison of the Quarters ended March 31, 2023 and 2022

Our financial results for the quarter ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	2023	2022	Change	Change(1)
			$	%
Revenues, net	$30,560	$323,322	$(292,762)	(91)
Cost of revenue	7,110	46,015	(38,905)	(85)
Gross profit	23,450	277,307	(253,857)	(92)

Operating expenses:
Professional fees	158,600	295,456	(136,856)	(46)
Salaries and benefits	299,323	138,594	160,729	116
Selling, general and administrative	344,953	218,374	126,579	58
Total operating expenses	802,876	652,424	150,452	23
Loss from operations	(779,426)	(375,117)	(404,309)	108
Other (income) expense:
Interest income (expense), net	(8,837)	(18,132)	9,295	(51)
Gain on sale of short-term investments	38,772	-	38,772	100
Other income	1,077	-	1,077	100
Total other (income) expense	31,012	(18,132)	49,144	271
Net loss	$(748,414)	$(393,249)	$(355,165)	90

Other comprehensive income:
Unrealized gain from short-term investments	41,069	-	41,069	100
Comprehensive loss	$(707,345)	$(393,249)	(314,096)	80

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended March 31, 2023 and 2022, we generated $30,560 and $323,322 respectively, of revenue primarily from the sale of devices, supplies and from the reimbursement of costs. In addition, we generated income from licensing and treatment fee agreements with our customers by charging a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The decrease in revenue for 2023 compared to 2022 was primarily due to the decrease in Device sales as a result of the difficulties encountered by our distribution network given the Covid restrictions in China.

Cost of Revenues and Gross Profit

For the three months ended March 31, 2023 and 2022, cost of revenues was $7,110 and $46,015, respectively, yielding a gross profit of $23,450 and $277,307 respectively, or 77% and 86%, respectively. Such decrease in gross margin was due to the change in our sources of revenue. Our revenue for the three months ended March 31, 2022 was primarily from the sale of Devices. The cost of that revenue in 2022 was low because a portion of such costs were included in research and developments costs in 2021.

Operating Expenses

Total operating expenses for the three months ended March 31, 2023 and 2022 were $802,876 and $652,424, respectively. Professional fees decreased by approximately $137,000 primarily due to large fees in 2022 relating to the public offering. The increase of approximately $161,000 in salaries and benefits was due to the hiring of our CFO and other staff. The increase in selling, general and administrative expenses was due primarily to an increase in research and development costs of approximately $54,000, an increase in insurance of approximately $74,000, an increase in taxes of $40,000, and an increase in travel expense of approximately $43,000. These items were offset by a decrease stock based compensation expense of $97,500. The increases in research and development and consulting costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in insurance is a result of being a public company. The increase in taxes was due to franchise tax as a result of an increase in authorized shares.

Other Income (Expense), net

Other income (expense), net, for the three months ended March 31, 2023 and 2022 were $31,012 and ($18,132), respectively, consisting of interest and dividend income and gain on the sale of short-term investments.

Liquidity and Capital Resources

Working Capital

	March 31, 2023	December 31, 2022
Current assets	$5,875,769	$7,425,462
Current liabilities	1,195,444	1,948,986
Working capital	$4,680,325	$5,476,476

Current assets decreased for the three months ended March 31, 2023 primarily a result of funding operations and the paydown of debt. Cash   and cash equivalents increased approximately $12,000. Short-term investments decreased approximately $1,534,000, and prepaid and other current assets decreased approximately $31,000.

Current liabilities decreased for the three months ended March 31, 2023 primarily as a result of the reduction of accounts payable and repayment of a loan payable to an officer of the Company. Accounts payable decreased approximately $604,000, accrued expenses increased approximately $58,000, lease liability – current portion decreased approximately $8,000, and loan payable - officer decreased by $200,000.

Cash Flows

The following table summarizes our consolidated cash flows for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Net cash used in operating activities	(1,314,649)	(203,271)
Net cash provided by investing activities	1,526,867	-
Net cash provided by (used in) financing activities	(200,000)	100

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,314,649 for the three months ended March 31, 2023, as compared to $203,271 for the respective period in 2022, primarily due to the net loss of $748,414   and $393,249, respectively, as well as decreases in accounts payable of approximately $603,000   in 2022.

Net Cash Provided By Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023, and 2022 was $1,526,867 and $0 respectively, which was due to the net sales and purchases of   short-term investments.

Net Cash Provided by (used In) Financing Activities

Net cash provided by (used in) financing activities during the three months ended March 31, 2023 and 2022 was ($200,000) and $100 respectively, which was primarily due to payment of note payable to an officer of the Company.

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

Liquidity and Capital Resources

At March 31, 2023, the Company had a significant accumulated deficit of $73.1 million. For the three months ended March 31, 2023, the Company had a loss from operations of $779 thousand and negative cash flows from operations of $1.3 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices in China to its acting distributor. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of the March 31, 2023, the Company had cash and cash equivalents on hand of approximately $175 thousand and short-term investments of approximately $5.3 million.

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

While our significant accounting policies are described in more detail in Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments are in effect for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption on January 1, 2023 modified the way the Company analyzes financial instruments, but it did not have a material impact on our consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Contractual Obligations

See Note 8 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

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

Item 4. Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023,   pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the following material weaknesses:

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

To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and Management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

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

Our material risk factors are disclosed in “Risk Factors” in our Registration Statement on Form S-1 (SEC File Number 333-261989) as declared effective by the Securities and Exchange Commission on September 15, 2022 and the Prospectus contained therein, as updated in our Form 10-K filed on March 27, 2023.

There have been no material changes from the risk factors previously disclosed in such filings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2*	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3*	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*	potential Joint Venture Agreement between the Company and Wider Limited, and Supplement thereto, dated as of September 21, 2018, as supplemented by Supplement Number 1.
10.2*	Employment Agreement between the Company and Mark White dated as of February 15, 2021.
10.3*	Agreement between the Company and David Owens, M.D. dated as of February 15, 2021
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10*	Supplement Number 2 to potential Joint Venture Agreement dated as of March 1, 2022 between the Company and Wider Come Limited.
10.11*	Amendment to Employment Agreement with David Owens, M.D.
10.12*	Form of Lock-Up Agreement.
10.13*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.14****	Amended and Restated Promissory Note in favor of Mark White dated as of January 1, 2023.
10.15*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
23.1**	Consent of Friedman LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1****	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2****	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1****	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
****	filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 2023.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer
Principal Executive Officer

By:	/s/ Marilyn Elson
Marilyn Elson
Chief Financial Officer
Principal Accounting Officer