Form 10-Q
period 2023-06-30
Nexalin Technology, Inc.
filed 2023-08-10
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 8, 2023, there were 7,436,562 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended June 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December, 31
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$231,722	$162,743
Short-term investments	4,464,922	6,831,192
Accounts receivable (Includes related party of $10,207 and $0, respectively)	14,322	4,875
Inventory	160,007	154,370
Prepaid expenses and other current assets	240,911	272,282
Total Current Assets	5,111,884	7,425,462
ROU Asset	3,397	6,171
Equipment, net of accumulated depreciation of $2,449 and $2,181, respectively	234	503
Patent, net of amortization	60,106	-
Total Assets	$5,175,621	$7,432,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (Includes related party of $0 and $260,000, respectively)	$48,501	$658,367
Accrued expenses	603,633	539,822
Lease liability, current portion	30,487	50,797
Loan payable - officer	-	200,000
Note payable	500,000	500,000
Total Current Liabilities	1,182,621	1,948,986
Long-term Liabilities:
Lease liability, net of current portion	-	4,463
Total Liabilities	1,182,621	1,953,449

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,286,562 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	7,287	7,287
Accumulated other comprehensive income	33,089	36,313
Additional paid in capital	77,912,815	77,824,427
Accumulated deficit	(73,960,191)	(72,389,340)
Total Stockholders’ Equity	3,993,000	5,478,687
Total Liabilities and Stockholders’ Equity	$5,175,621	$7,432,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net (Includes related party of $10,207 and $362,868 for the three months ended and $10,207 and $663,367 for the six months ended respectively)	$35,540	$414,288	$66,100	$737,610
Cost of revenues	9,374	123,032	16,484	169,047
Gross profit	26,166	291,256	49,616	568,563

Operating expenses:
Professional fees	120,147	183,109	278,747	478,565
Salaries and benefits	303,334	167,260	602,657	305,854
Selling, general and administrative	479,545	385,990	824,498	604,364
Total operating expenses	903,026	736,359	1,705,902	1,388,783

Loss from operations	(876,860)	(445,103)	(1,656,286)	(820,220)

Other income (expense), net:
Interest income (expense), net	(5,518)	(17,302)	(14,355)	(35,434)
Gain on sale of short-term investments	58,878	-	97,650	-
Other income	1,063	-	2,140	-
Other income - PPP loan forgiveness		-	-	22,916
Total other income (expense), net	54,423	(17,302)	85,435	(12,518)

Net loss	(822,437)	(462,405)	(1,570,851)	(832,738)

Other comprehensive income (loss):
Unrealized loss from short-term investments	(7,980)	-	(3,224)	-
Comprehensive loss	$(830,417)	$(462,405)	$(1,574,075)	$(832,738)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.11)	$(0.09)	$(0.22)	$(0.17)

Weighted Average Shares Outstanding - Basic and Diluted	7,286,562	4,896,717	7,286,562	4,896,717

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Accumulated Other Comprehensive Gain (Loss) on	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	ST Investments	Capital	Deficit	Deficit
Balance as January 1, 2022	4,879,923	$4,880	$-	$69,004,703	$(70,691,524)	$(1,681,941)
Stock issued for cash	850	1	-	5,099	-	5,100
Stock compensation	24,390	24	-	97,476	-	97,500
Net loss	-	-	-	-	(393,249)	(393,249)
Balance as of March 31, 2022	4,905,163	$4,905	$-	$69,107,278	$(71,084,773)	$(1,972,590)
Stock compensation	-	-	-	171,600	-	171,600
Net loss	-	-	-	-	(439,489)	(439,489)
Balance as of June 30, 2022	4,905,163	$4,905	$-	$69,278,878	$(71,524,262)	$(2,240,479)

	Common Stock		Accumulated Other Comprehensive Gain (Loss) on	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	ST Investments	Capital	Deficit	Equity
Balance as of January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive gain	-	-	4,756	-	-	4,756
Net loss	-	-	-	-	(748,414)	(748,414)
Balance as of March 31, 2023	7,286,562	$7,287	$41,069	$77,824,427	$(73,137,754)	$4,735,029
Other comprehensive loss	-	-	(7,980)	-	-	(7,980)
Stock compensation	-	-	-	88,388	-	88,388
Net loss	-	-	-	-	(822,437)	(822,437)
Balance as of June 30, 2023	7,286,562	$7,287	$33,089	$77,912,815	$(73,960,191)	$3,993,000

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(1,570,851)	$(832,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad Debt	-	11,175
Stock compensation	88,388	269,100
Depreciation	268	268
Amortization	1,352	-
Forgiveness of PPP Loan	-	(22,916)
Non-cash lease expense	2,774	2,536
Gain on sale of short-term investments	(97,650)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,447)	(18,560)
Prepaid assets	31,371	(64,052)
Inventory	(5,637)	(93,016)
Accounts payable - related party	(260,000)	58,099
Accounts payable	(349,866)	229,061
Accrued expenses	63,811	(12,050)
Deferred revenue	-	130,000
Lease liability	(24,773)	(22,450)
Net cash used in operating activities	(2,130,260)	(365,543)

Cash flows from investing activities:
Sale of short-term investments	21,155,143	-
Purchase of short-term investments	(18,694,446)	-
Purchase of patents	(61,458)	-
Net cash provided by investing activities	2,399,239	-

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	-	5,100
Payments on loan payable - shareholder	-	(10,000)
Payments on notes payable - officer	(200,000)	-
Net cash used in financing activities	(200,000)	(4,900)

Net increase (decrease) in cash and cash equivalents	68,979	(370,443)
Cash and cash equivalents - beginning of period	162,743	661,778
Cash and cash equivalents - end of period	$231,722	$291,335

Non-cash investing and financing activities:
Unrealized loss on short-term investments	$(3,224)	$-
ROU asset and lease liability recorded	$-	$11,359

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation and wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through June 30, 2023.

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts on the unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022. NV Nexalin’s authorized shares of common stock were not affected as a result of the Merger Agreement. As a result of the Merger Agreement, NV Nexalin was dissolved, and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 16, 2022.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team makes a final decision on amending our existing 510(k) application at 4 milliamps. A new pre-sub document in preparation of a new 510(k) for our Gen-3 Halo headset at 15 milliamps was filed with the FDA in January of 2023. Formal comments to our pre-sub document filing were received in March of 2023. A formal meeting to address FDA comments took place on May 9, 2023. Minutes of the meeting with the FDA were filed with the FDA on May 16, 2023. No additional comments have been received from the FDA at this time.

We have designed and developed a new advanced wave form technology to be emitted at 15 milliamps through new and improved medical devices referred to as Generation 2 or Gen-2 and Generation 3 or Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that is intended to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. Preliminary data provided by the University of California San Diego supports the safety of utilizing our 15 milliamp waveform technology, however the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and the greater Asia Pacific region. In connection with the formation of the joint venture, to be conducted through a company formed under the laws of Hong Kong (the “JV”), the Company entered into a Joint Venture Agreement (“JV Agreement”) with Wider Come Limited (“Wider”). Under the JV Agreement, the Company was issued a 48% minority interest in the JV. The investment in the JV is accounted for using the equity method of accounting. There has been no activity in the joint venture through June 30, 2023. The Incorporation Form (Company Limited by Shares) filed with the Companies Registry in Hong Kong currently reflects a 50%-50% ownership interest in the JV. We have requested that Wider take the necessary action to amend such form to properly reflect the 52%-48% ownership formalized in the JV agreement.

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

Risks and Uncertainties

Management continues to evaluate the impact of the economy and the capital markets and has concluded that, while it is reasonably possible that events could have negative effects on the Company’s financial position and results of its operations, the specific impacts are not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of uncertainties.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company because of its current dependence upon its joint venture relationship with Wider Come Limited. Wider Come Limited, as part of its obligations under the JV Agreement, acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the COVID-19 pandemic through calendar year 2022 and into 2023, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople have been restricted in their movements resulting in a significant slowdown in the medical and other sectors. Significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China in 2022, and into 2023. The extent of future impact is dependent on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

On May 10, 2023, we received a notice from The NASDAQ Stock Market LLC (or “NASDAQ”) notifying us that we are not in compliance with the requirement of NASDAQ Listing Rule 5450(a)(1) for continued listing on the NASDAQ Global Market as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until November 6, 2023, to regain compliance with NASDAQ Listing Rule 5450(a)(1). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance during such period, we may be eligible for an additional compliance period of 180 calendar days, provided that we meet NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance during the initial compliance period and are not eligible for an additional compliance period, NASDAQ will provide notice that our common stock will be subject to delisting from the NASDAQ Stock Market. In that event, we may appeal such determination to a hearings panel. There can be no assurance that we will satisfy these conditions and that our common stock will remain listed on the NASDAQ Stock Market.

Any delisting of our common stock from The NASDAQ Stock Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. Furthermore, the delisting of our common stock from The NASDAQ Stock Market could adversely affect our business, financial condition and results of operations.

NOTE 2 — LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2023, we had a significant accumulated deficit of approximately $74.0 million. For the three and six months ended June 30, 2023, we had a loss from operations of approximately $.9 million and $1.7 million, respectively and negative cash flows used in operations of approximately $2.1 million. While we had a working capital surplus as of June 30, 2023 of approximately $3.9 million our operating activities consume most of our cash resources.

We expect to continue to incur operating losses as we execute our development plans, as well as undertaking other potential strategic and business development initiatives through 2023 and through the twelve months from the date of this report. In addition, we have had and expect to have negative cash flows from operations, at least into the near future. We have previously funded these losses primarily through the sale of equity and issuance of convertible notes. We have no convertible notes outstanding at this time. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of June 30, 2023 and has concluded that due to the receipt of the net proceeds from the completion of the Initial Public Offering, we have sufficient cash and short-term investments on hand to satisfy its anticipated cash requirements for the next twelve months from the issuance of these financial statements.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be another than-temporary loss in value. The Company’s equity method investment is its interest in the newly formed joint venture. There has been no activity in the joint venture through June 30, 2023.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, which may cause the Company’s future results to be affected.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended
	June 30, 2023	June 30, 2022
Device Sales	$9,600	$380,000
Licensing Fee	20,033	19,305
Equipment	5,100	6,095
Other	807	8,888
Total	$35,540	$414,288

	Six Months Ended
	June 30, 2023	June 30, 2022
Device Sales	$9,600	$644,500
Licensing Fee	43,903	39,448
Equipment	11,500	14,095
Other	1,097	39,567
Total	$66,100	$737,610

Major Geographic Locations

	Three Months Ended
	June 30, 2023	June 30, 2022
U.S. Sales	$25,333	$41,718
China Sales	10,207	372,570
Total	$35,540	$414,288

	Six Months Ended
	June 30, 2023	June 30, 2022
U.S. Sales	$55,892	$64,541
China Sales	10,208	673,069
Total	$66,100	$737,610

Contract Modifications

There were no contract modifications during the six months ended June 30, 2023 and 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of June 30, 2023 and December 31, 2022.

Cash and Cash Equivalents

Cash held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions.

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the company will more likely than not be required to sell the security before recovery of its amortized cost basis, the company will recognize an impairment relating to the decline through an allowance for credit losses. There were no impairments recognized for the three and six months ended June 30, 2023.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the six months ended June 30, 2023 and 2022, the Company wrote off accounts receivable of $0 and $11,175, respectively. The Company did not record an allowance for credit loss on June 30, 2023 and December 31, 2022, respectively.

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

Patents

Patents are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $1,352 and $0 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense was $691 and $0 for the three months ended June 30, 2023 and 2022, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at June 30, 2023 and December 31, 2022.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2023
Patents	$61,458	$1,352	$60,106
Total June 30, 2023	$61,458	$1,352	$60,106
December 31, 2022
Patents	$-	$-	$-
Total December 31, 2022	$-	$-	$-

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At June 30, 2023 and December 31, 2022, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gains and the fair value at June 30, 2023 and December 31, 2022.

	Amortized Cost	Unrealized Gain	Fair Value
June 30, 2023
Short-term investments	$4,431,833	$33,089	$4,464,922
Total June 30, 2023	$4,431,833	$33,089	$4,464,922
December 31, 2022
Short-term investments	$6,794,879	$36,313	$6,831,192
Total December 31, 2022	$6,794,879	$36,313	$6,831,192

The unrealized loss of $3,224 for six months ended June 30, 2023 is included in the table above as a reduction in the total unrealized gain.

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of June 30, 2023 and December 31, 2022.

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2023
U.S. Treasury Notes	$4,464,922	$4,464,922	$-	$-
December 31, 2022
U.S. Treasury Notes	$6,831,192	$6,831,192	$-	$-

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The dilutive effect, if any, of warrants is calculated using the treasury stock method. These shares were included in the basic and diluted net loss per common share on the unaudited condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended June 30,
	2023	2022
Warrants	2,662,250	21,600
Total	2,662,250	21,600

	Six Months Ended June 30,
	2023	2022
Warrants	2,662,250	21,600
Total	2,662,250	21,600

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the condensed consolidated statements of operations and comprehensive loss.

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

Research and Development

All research and development costs are charged to operations as incurred. For the six months ended June 30, 2023 and 2022, the Company recorded $211,834 and $41,105, respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2023 and 2022, the Company recorded $146,000 and $29,540 respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	June 30, 2023	December 31, 2022
Accrued interest	$105,001	$111,501
Accrued – other	52,653	2,321
Accrued settlement liabilities	336,000	336,000
Accrued research and development expense	109,979	90,000
Total	$603,633	$539,822

NOTE 5 — NON-CONSOLIDATED JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Formalized Joint Venture

On December 21, 2018, the Company entered into the first of a series of preliminary agreements providing for the establishment of a joint venture (“JV”) agreement (the “JV Agreement”) with Wider Come Limited, a China company (“Wider”) for the purpose of marketing, sale and distribution of the Company’s proprietary devices for the treatment of (i) anxiety, depression and insomnia (“ADI”) and (ii) Alzheimer’s and dementia (“AD”) in the applicable territories. Wider has an experienced medical technology team in China. The parties formalized the JV on May 31, 2023. The joint venture is to be conducted through a company formed under the laws of Hong Kong.

The JV will design and implement a comprehensive business model and distribution plan for our devices in China, Hong Kong, Macau and Taiwan. The embodiment of the agreed-upon terms and conditions of the JV in the formalized JV Agreement follows Wider’s completion of certain funding, clinical study, and publication milestones, as well as the resolution of certain regulatory concerns in China.

The Company granted the JV a license to commercialize and exploit certain of the Company’s products and technologies in specified designated territories., and the JV will design and implement a comprehensive business model and distribution plan for these products and devices in such designated territories.

Under the JV Agreement, Wider is obligated to fund all operations for the initial 12-month period of the JV, after which Nexalin and Wider plan to jointly fund the JV’s operating expenses in accordance with their pro rata ownership.

The JV entity is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin will own 52% and 48% of the JV, respectively. There has been no activity in the joint venture through June 30, 2023. The Incorporation Form (Company Limited by Shares) filed with the Companies Registry in Hong Kong currently reflects a 50%-50% ownership interest in the JV. We have requested that Wider take the necessary actions to amend such form to properly reflect the 52%-48% ownership formalized in the JV Agreement.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the JV, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive loss.

During the six months ended June 30, 2023 and 2022, the Company recorded $10,207 and $663,367 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2023 and 2022, the Company recorded $10,207 and $362,868 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations and comprehensive loss.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). On March 4, 2021, the contract was extended for an additional eight years. The two members of U.S. Asian are shareholders in the Company and include Leonard Osser and Marilyn Elson, who is the Chief Financial Officer of the Company. Pursuant to the consulting agreement, U.S. Asian will provide consulting services to the Company with regard to, among other things, corporate development and financing arrangements. Pursuant to the contract extension, Mr. Osser was given the title of Director of Chinese Operations. The Company is to pay U.S. Asian $10,000 per month for services rendered and, on October 24, 2018, the Company issued 249,750 shares of the Company’s common stock to U.S. Asian. The Company recorded consulting expenses related to the consulting agreement of $60,000 for each of the six months ended June 30, 2023 and 2022, respectively, and $30,000 for each of the three months ended June 30, 2023 and 2022, respectively, on the Company’s unaudited consolidated statements of operations. At June 30, 2023 and December 31, 2022, U.S. Asian was owed $0 and $260,000, respectively, for accrued and unpaid services.

On December 22, 2021, the Company entered into a one-year agreement with Leonard Osser to serve on the Company’s Board of Advisors. The agreement may be, but has not yet been, extended for an additional one-year term upon agreement of both parties. As consideration Mr. Osser was entitled to $80,000 in shares of the Company’s common stock, which was waived by Mr. Osser.

Officers

On January 11, 2022, the Company entered into an employment agreement with Marilyn Elson to serve as Chief Financial Officer of the Company for a three-year term with an option for the Company and Ms. Elson to extend the term for an additional two years. Ms. Elson is the spouse of Leonard Osser.

On July 1, 2023, the Company entered into a new employment agreement with Mark White to serve as Chief Executive Officer, a new services agreement with David Owens, M.D. to serve as Chief Medical Officer and a new employment agreement with Michael Nketiah to serve as Senior Vice President, Quality, Regulatory and Clinical Affairs. Each of the foregoing agreements are governed by three-year terms and provide compensation in the form of performance-based stock option awards, subject to and contingent upon approval and adoption of the Board of Directors, as well as approval of the stockholders and, in all cases, based on the closing price of the Company's publicly-traded common stock on the applicable date of grant. Under the terms of his employment agreement, Mr. White is entitled to (i) a sign-on/retention bonus consisting of a one-time lump-sum payment of $50,000 and a grant of nonqualified stock options to purchase shares of the Company's common stock with an exercise price equal to $400,000, and (ii) stock option grants to purchase shares of the Company's common stock with an exercise price equal to $840,000. Under the terms of his service agreement, Mr. Owens is entitled to (i) a sign-on/retention bonus consisting of a grant of nonqualified stock options to purchase shares of the Company's common stock with an exercise price equal to $125,000 and (ii) stock option grants to purchase shares of the Company's common stock with an exercise price equal to $585,000. Under the terms of his employment agreement Mr. Nketiah is entitled to stock option grants to purchase shares of the Company's common stock with an exercise price equal to $90,000. In addition to the payments stock and option grants described above, each of Messrs. White, Owens and Nketiah are receiving cash compensation and are eligible for additional cash bonuses.

Loan Payable – Officer

On November 1, 2021, the Company received $200,000 as a loan from the Company’s Chief Executive Officer. The loan had a principal of $200,000, an interest rate of 9%, and a maturity date of the earlier of (i) October 31, 2022 or (ii) the date of the consummation of the initial public offering. The note was amended as of January 1, 2023 to extend the due date to March 17, 2023 and to provide that interest payable on the maturity date will be $39,000 less any interest payments previously made. Total interest expense on this note was $18,000 and $4,500 for the six months ended June 30, 2023 and 2022, respectively. The December 31, 2022 outstanding principal balance of $200,000 was satisfied by a payment on March 17, 2023. The March 31, 2023 outstanding interest balance of $34,500 was satisfied by a payment on April 26, 2023.

Leases

Our principle executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease payments for fiscal year 2022 were $54,000. Our lease costs for each of the six months ended June 30, 2023 and 2022 were $27,000. The sub-leases are due to expire in 2024. Pursuant to the sublease, we pay the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — LOANS PAYABLE

Legacy Ventures International, Inc.

On September 11, 2017, the Company issued a promissory note (the “Promissory Note”) in favor of Legacy Ventures International, Inc. (“Legacy”) as part of a commercial transaction with Legacy that was never consummated. The Promissory Note was issued in the original principal amount of $500,000, with interest at 4% per annum and a maturity date of December 31, 2017. As of June 30, 2023, this promissory note is in default. The Company recorded $10,000 and $10,000 of interest expense for the six months ended June 30, 2023 and 2022, respectively. The Company recorded $5,000 and $5,000 of interest expense for the three months ended June 30, 2023 and 2022, respectively. The amount outstanding at June 30, 2023 and December 31, 2022 was $500,000.

NOTE 7 — STOCKHOLDERS’ EQUITY (Deficit)

Issuance of Common Stock

During the six months ended June 30, 2022, the Company issued 850 shares of common stock to an investor for cash proceeds of $5,100 with a fair value of $6.00 per share.

During the six months ended June 30, 2022, the Company issued 24,390 shares of common stock to a consultant for services rendered in lieu of cash for an aggregate compensation charge of $150,000, of which $37,500 was expensed during the six months ended June 30, 2022, in the unaudited condensed consolidated statement of operations and comprehensive loss. In addition, $231,600 was expensed as stock compensation related to shares not yet issued in the unaudited condensed consolidated statement of operations and comprehensive loss.

During the six months ended June 30, 2023, the Company issued no shares of common stock.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding June 30, 2023	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at June 30 2023:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	2.25	$4.15	2,135,000
$4.15	347,250	2.25	4.15	347,250
	2,662,250	2.25	$4.15	2,662,250

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

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the state of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved is approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. An initial hearing before an EDD magistrate was held on April 15, 2022. A second hearing was held in June of 2022. We are now in negotiations with the EDD for a final settlement. The Company believes its potential exposure to be approximately $300,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 and believes it has adequately accrued for this matter.

Demand Letter from The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094 purportedly due on an Investigator Initiated Cooperative Study Agreement, dated as of September 25, 2017 (the “2017 Study”). The Company believes that the 2017 Study was not completed and no payment was due. In fact, for a number of months prior to receipt of the demand letter, the Company had had discussions with the person at the University of Arizona who was to conduct the 2017 Study concerning updating the 2017 Study and completing an updated study and related work. After receipt of the demand letter, the Company has had discussions with the University of Arizona concerning resuming an updated study and receipt of credit for some or all the monies claimed to be due for the 2017 Study. The Company received follow-up correspondence from the University of Arizona on June 29, 2023, pursuant to which the University of Arizona may proceed with referring the matter to collections if, and in the event that, an agreement may not be reached within sixty days thereof. Discussions with the University of Arizona are ongoing, and no resolution has been reached but the Company hopes to achieve a consensual resolution.

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

Operating leases are included in the consolidated balance sheets as follows:

	Classification	June 30, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$3,397	$6,171
Total lease assets		$3,397	$6,171

Lease liabilities
Operating lease liabilities, current	Current liabilities	$30,487	$50,797
Operating lease liabilities, non-current	Liabilities	-	4,463
Total lease liabilities		$30,487	$55,260

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations, were as follows:

	Three Months Ended June 30,
	2023	2022
Leases costs
Operating lease costs	$13,500	$13,500
Total lease costs	$13,500	$13,500

	Six Months Ended June 30,
	2023	2022
Leases costs
Operating lease costs	$27,000	$27,000
Total lease costs	$27,000	$27,000

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the six months ended June 30, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$26,901
2024	4,496
Total future minimum lease payments	31,397
Amount representing interest	910
Present value of net future minimum lease payments	$30,487

Additional information related to leases is presented as follows:

	June 30, 2023	December 31, 2022
Leases
Weighted average remaining lease term	0.5	1.00
Weighted average discount rate	9.9%	9.9%

NOTE 10 — CONCENTRATION OF CREDIT RISK

Revenues

Three customers accounted for 65% and 54% of revenues for the three and six months ended June 30, 2023, respectively as set forth below:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Customer A - related party	29%	15%
Customer B	21%	23%
Customer C	15%	16%

One customer, a related party, accounted for 88% and 90% of revenue for the three and six months ended June 30, 2022, respectively.

Accounts Receivable

Two customers accounted for 85% of accounts receivable at June 30, 2023, as set forth below:

June 30, 2023
Customer A - related party	71%
Customer B	14%

Four customers accounted for 84% of accounts receivable at December 31, 2022, as set forth below:

December 31, 2022
Customer A	29%
Customer B	20%
Customer C	20%
Customer D	15%

NOTE 11 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited financial statements were issued. Subsequent to period end and through August 8, 2023, the Company issued an additional 150,000 shares on July 13, 2023 to certain designated Wider shareholders pursuant to the terms of the collaborative agreement between the Company and Wider.

Management did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices in the United States. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes and patient cables. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team makes a decision on amending our existing 510(k) application at 4 milliamps. A new pre-sub document in preparation of a new 510K for our Gen-3 Halo headset at 15 mAmps was filed with the FDA in January of 2023. Formal comments to our pre-sub document filing were received in March of 2023. A formal meeting to address FDA comments took place on May 9, 2023. Minutes of the meeting with the FDA were filed with the FDA on May 16, 2023. No additional comments have been received from the FDA at this time.

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Generation 2 or Gen-2 and Generation 3 or Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials in various mental health disease states. In addition, a new PMA application in the United States is in development for the treatment of depression utilizing both Gen-2 and Gen-3. The new Gen-3 device is also scheduled for additional pilot trials for anxiety and insomnia in the United States and China beginning in the fourth quarter of 2023. Preliminary data provided by the University of California San Diego supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

Additionally, we are currently designing clinical trial strategies for the use of Gen-3 for the treatment of substance use disorders including opiate, cocaine, and alcohol abuse. Recently the Gen-2 device was tested in pilot trials in China for the treatment of Alzheimer’s disease and dementia. Continued pilot testing for Alzheimer’s and dementia is planned in China in 2023.

In part due to increasing incidence attributed to the devastating impacts of the COVID-19 pandemic, mental health and cognitive disorders are widespread across the globe and cause substantial health, social and economic losses, and hardships accordingly. Our focus is on the continued development of our innovative bioelectronic medical technologies and regulatory approval. We intend to help reverse these losses, and hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

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

To address the embarrassment stigma, we are developing a new virtual clinic that will allow the physician to diagnose a mental health issue in the privacy of a tele-psychiatry virtual platform. After diagnosis, the physician will prescribe the Nexalin Gen-3 headset to the patient for treatment. Next, the Gen-3 device will be shipped to the patient’s home. After the patient receives the device, they will pair the headset device with an app in the patient’s smart phone. The app will communicate with the Nexalin cloud servers to authorize the device for treatment according to the protocol designed by the physician. The physician will monitor treatment compliance and other health related issues in a private physician dashboard that connects through the Nexalin app and cloud servers. We believe that to preserve product safety and integrity for home use, the headset device will require physician oversight that will include a prescription for use with a monthly authorization provided by the physician after a monthly virtual visit. All appointments will be in a virtual setting to provide privacy and convenience for the physician and patient. The Nexalin virtual clinic will be provided in a proprietary virtual platform currently in the design stage.

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

Formalization of the Joint Venture; China Related Activities

On December 21, 2018, the Company entered into the first of a series of preliminary agreements providing for the establishment of a joint venture (“JV”) agreement (the “JV Agreement”) with Wider Come Limited, a China company (“Wider”) for the purpose of marketing, sale and distribution of the Company’s proprietary devices for the treatment of (i) anxiety, depression and insomnia (“ADI”) and (ii) Alzheimer’s and dementia (“AD”) in the applicable territories. Wider has an experienced medical technology team in China. The parties formalized the JV on May 31, 2023. The joint venture is to be conducted through a company formed under the laws of Hong Kong.

The JV will design and implement a comprehensive business model and distribution plan for our devices in China, Hong Kong, Macau and Taiwan. The embodiment of the agreed-upon terms and conditions of the JV in the formalized JV Agreement follows Wider’s completion of certain funding, clinical study, and publication milestones, as well as the resolution of certain regulatory concerns in China.

The Company granted the JV a license to commercialize and exploit certain of the Company’s products and technologies in specified designated territories, and the JV will design and implement a comprehensive business model and distribution plan for these products and devices in such designated territories.

Under the JV Agreement, Wider is obligated to fund all operations for the initial 12-month period of the JV, after which Nexalin and Wider plan to jointly fund the JV’s operating expenses in accordance with their pro rata ownership.

The JV entity is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin will own 52% and 48% of the JV, respectively. The Incorporation Form (Company Limited by Shares) filed with the Companies Registry in Hong Kong currently reflects a 50%-50% ownership interest in the JV. We have requested that Wider take the necessary actions to amend such form to properly reflect the 52%-48% ownership formalized in the JV Agreement.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the JV, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the statement of operations. On July 13, 2023, the Company issued an additional 150,000 shares to certain designated Wider shareholders pursuant to the terms of the collaborative agreement between the Company and Wider. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 150,000 shares upon Wider’s achievement of certain milestones.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Our financial results for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,
	2023	2022	Change	Change(1)
			$	%
Revenues, net	$35,540	$414,288	$(378,748)	(91)%
Cost of revenues	9,374	123,032	(113,658)	(92)%
Gross profit	26,166	291,256	(265,090)	(91)%

Operating expenses:
Professional fees	120,147	183,109	(62,962)	(34)%
Salaries and benefits	303,334	167,260	136,074	81%
Selling, general and administrative	479,545	385,990	93,555	24%
Total operating expenses	903,026	736,359	166,667	23%
Loss from operations	(876,860)	(445,103)	(431,757)	97%
Other income (expense), net:
Interest income (expense), net	(5,518)	(17,302)	11,784	(68)%
Gain on sale of short-term investments	58,878	-	58,878	100%
Other income	1,063	-	1,063	100%
Other income - PPP loan forgiveness	-	-	-	100%
Total other income (expense), net	54,423	(17,302)	71,725	(415)%
Net loss	$(822,437)	$(462,405)	$(360,032)	78%

Other comprehensive income (loss):
Unrealized loss from short-term investments	(7,980)	-	(7,980)	100%
Comprehensive loss	$(830,417)	$(462,405)	$(368,012)	80%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended June 30, 2023 and 2022, we generated $35,540 and $414,288 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. We also derive revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with the Company’s China sales. The decrease in revenue for 2023 compared to 2022 was primarily due to the decrease in device sales as a result of the difficulties encountered by our distribution network given the Covid restrictions in China.

Cost of Revenues and Gross Profit

For the three months ended June 30, 2023 and 2022, cost of revenues was $9,374 and $123,032, respectively, yielding a gross profit of $26,166 and $291,256 respectively, or 74% and 70%, respectively. Such increase in gross margin was due to the change in our sources of revenue. Our revenue for the quarter ended June 30, 2023 was primarily from license fees which have a greater gross margin than our other revenues.

Operating Expenses

Total operating expenses for the three months ended June 30, 2023 and 2022 were $903,026 and $736,359, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in research and development costs of approximately $116,000, an increase in insurance of approximately $77,000, an increase in travel of approximately $34,000 and an increase in salaries and benefits of approximately $134,000. The increases in research and development and consulting costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in insurance is a result of being a public company. The increase in salaries and benefits is primarily due to the hiring of our Senior VP and other staff.

These amounts were offset by a decrease in professional fees of approximately $63,000 primarily due to large fees in 2022 relating to the public offering, a reduction in consulting fees of approximately $41,000 primarily due to an increase in staff and a reduction in stock compensation of $83,000.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2023 and 2022 was $54,423 and $(17,302), respectively, consisting of interest and dividend income and gain on the sale of short-term investments offset by interest expense.

Comparison of the Six Months ended June 30, 2023 and 2022

Our financial results for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Six Months Ended June 30,
	2023	2022	Change	Change(1)
			$	%
Revenues, net	$66,100	$737,610	$(671,510)	(91)%
Cost of revenues	16,484	169,047	(152,563)	(90)%
Gross profit	49,616	568,563	(518,947)	(91)%

Operating expenses:
Professional fees	278,747	478,565	(199,818)	(42)%
Salaries and benefits	602,657	305,854	296,803	97%
Selling, general and administrative	824,498	604,364	220,134	36%
Total operating expenses	1,705,902	1,388,783	317,119	23%
Loss from operations	(1,656,286)	(820,220)	(836,066)	102%
Other income (expense), net:
Interest income (expense), net	(14,355)	(35,434)	21,079	(59)%
Gain on sale of short-term investments	97,650	-	97,650	100%
Other income	2,140	22,916	(20,776)	(91)%
Other income - PPP loan forgiveness	-	22,916	(22,916)	(100)%
Total other income (expense), net	85,435	(12,518)	97,953	(782)%
Net loss	$(1,570,851)	$(832,738)	$(738,113)	89%

Other comprehensive income (loss):
Unrealized loss from short-term investments	(3,224)	-	(3,224)	100%
Comprehensive loss	$(1,574,075)	$(832,738)	$(741,337)	89%

(1)	Percentages may not foot due to rounding.

Revenues

For the six months ended June 30, 2023 and 2022, we generated $66,100 and $737,610, respectively, of revenue primarily from the sale of devices, supplies and from the reimbursement of costs. In addition, we generated income from licensing and treatment fee agreements with our customers by charging a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. We also derive revenues from equipment by selling electrodes to customers for use with our device and from royalties from the manufacturer of our electrodes. We also derive revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with the Company’s China sales. The decrease in revenue for 2023 compared to 2022 was primarily due to the decrease in device sales as a result of the difficulties encountered by our distribution network given the Covid restrictions in China.

Cost of Revenue and Gross Profit

For the six months ended June 30, 2023 and 2022, cost of revenues were $16,484 and $169,047, respectively, yielding a gross profit of $49,616 and $568,563, respectively, or 75% and 77%, respectively. Such decrease in gross margin was due to the change in our sources of revenue. In 2022 our revenue included royalties and billable expense income which have no related costs.

Operating Expenses

Total operating expenses for the six months ended June 30, 2023 and 2022 were $1,705,902 and $1,388,783, respectively. The increase of approximately $297,000 in salaries and benefits was due to the hiring of our Senior VP and other staff. There was an increase in research and development costs of approximately $150,000, an increase in regulatory and compliance costs of approximately $14,000, an increase in insurance of approximately $152,000 an increase in travel of approximately $77,000 and an increase in taxes of approximately $40,000. The increases in research and development and consulting costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in insurance is a result of being a public company. The increase in travel is primarily due to team members traveling to the home office and the cost of trips to work with and solidify our relationship with our JV partner. The increase in taxes is due to the Delaware Franchise Tax. These amounts are offset by a decrease in professional fees of approximately $200,000 primarily due to large fees in 2022 relating to the public offering, a reduction in consulting fees of approximately $89,000 primarily due to an increase in staff and a reduction in stock compensation of $180,000.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2023 and 2022 was $85,435 and $(12,518), respectively, consisting of interest and dividend income and gain on the sale of short-term investments offset by interest expense net of the PPP loan forgiveness.

Liquidity and Capital Resources

Working Capital

	June 30, 2023	December 31, 2022
Current assets	$5,111,884	$7,425,462
Current liabilities	1,182,621	1,948,986
Working capital	$3,929,263	$5,476,476

Current assets decreased for the six months ended June 30, 2023 primarily a result of funding operations and the paydown of debt. Cash and cash equivalents increased approximately $69,000. Short-term investments decreased approximately $2.4 million, and prepaid and other current assets decreased approximately $31,000.

Current liabilities decreased for the six months ended June 30, 2023 primarily as a result of the reduction of accounts payable and repayment of a loan payable to an officer of the Company. Accounts payable decreased approximately $610,000, accrued expenses increased approximately $64,000, lease liability – current portion decreased approximately $20,000, and loan payable - officer decreased by $200,000.

Cash Flows

The following table summarizes our consolidated cash flows for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(2,130,260)	$(365,543)
Net cash provided by investing activities	$2,399,239	$-
Net cash used in financing activities	$(200,000)	$(4,900)

Net Cash Used In Operating Activities

Net cash used in operating activities was $2,130,260 for the six months ended June 30, 2023, as compared to $365,543 for the respective period in 2022, primarily due to the net loss of $1,570,851, as well as decrease in accounts payable of approximately $897,000.

Net Cash Provided By Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023, and 2022 was $2,399,239 and $0 respectively, which was due to the net sales of $21,155,143 offset by purchases of $18,694,446 of short-term investments and the purchase of patents of $61,458.

Net Cash used In Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 and 2022 was $200,000 and $4,900 respectively, which was primarily due to payment of note payable to an officer of the Company of $200,000 in the current period.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had a significant accumulated deficit of $74.0 million. For the six months ended June 30, 2023, the Company had a loss from operations of $1.7 million and negative cash flows from operations of $2.1 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices in China to its acting distributor. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As of the June 30, 2023, the Company had cash and cash equivalents on hand of approximately $232 thousand and short-term investments of approximately $4.46 million.

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

See Note 8 to the consolidated financial statements contained in this report for more information regarding our commitments and contingencies.

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

Continued Nasdaq Listing. On May 19, 2023, the Company received a notice from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock listed on Nasdaq has been below the minimum $1.00 per share required for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until November 6, 2023, to regain compliance with the Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include: (i) lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process, including documentation of review/approval of journal entries and reconciliations; and (ii) insufficient IT controls which are effectively designed and implemented, specifically related to user/superuser access to the Company’s financial reporting system.

As of June 30, 2023, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at June 30, 2023, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in our Registration Statement on Form S-1 (SEC File Number 333-261989) as declared effective by the Securities and Exchange Commission on September 15, 2022 and the Prospectus contained therein, as updated in our Form 10-K filed on March 27, 2023.

There have been no material changes from the risk factors previously disclosed in such filings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2***	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3*	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*****	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2*****	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3*****	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.11*****	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.12*	Form of Lock-Up Agreement.
10.13*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.14****	Amended and Restated Promissory Note in favor of Mark White dated as of January 1, 2023.
10.15*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
23.1**	Consent of Friedman LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1*****	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*****	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*****	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*****	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
*****	Filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August, 2023.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer
Principal Executive Officer

By:	/s/ Marilyn Elson
Marilyn Elson
Chief Financial Officer
Principal Accounting Officer