Form 10-Q
period 2023-09-30
Nexalin Technology, Inc.
filed 2023-11-13
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 10, 2023, there were 7,436,562 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended September 30, 2023

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets at September 30, 2023 (unaudited) and December 31, 2022	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2023 and 2022	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2023 and 2022	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	36

ITEM 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 3.	Defaults Upon Senior Securities	38

ITEM 4.	Mine Safety Disclosures	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits	39

SIGNATURES		40

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$361,397	$162,743
Short-term investments	3,575,805	6,831,192
Accounts receivable (Includes related party of $10,207 and $0, respectively)	14,483	4,875
Inventory	158,619	154,370
Prepaid expenses and other current assets	153,045	272,282
Total Current Assets	4,263,349	7,425,462
ROU Asset	1,963	6,171
Equipment, net of accumulated depreciation of $2,583 and $2,181, respectively	100	503
Patent, net of amortization	72,355	-
Equity Method Investment	96,000	-
Total Assets	$4,433,767	$7,432,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (Includes related party of $0 and $260,000, respectively)	$72,549	$658,367
Accrued expenses	606,891	539,822
Lease liability, current portion	17,635	50,797
Loan payable - officer	-	200,000
Note payable	500,000	500,000
Total Current Liabilities	1,197,075	1,948,986
Long-term Liabilities:
Lease liability, net of current portion	-	4,463
Total Liabilities	1,197,075	1,953,449

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,436,562 and 7,286,562 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	7,437	7,287
Accumulated other comprehensive income	800	36,313
Additional paid in capital	79,485,835	77,824,427
Accumulated deficit	(76,257,380)	(72,389,340)
Total Stockholders’ Equity	3,236,692	5,478,687
Total Liabilities and Stockholders’ Equity	$4,433,767	$7,432,136

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net (Includes related party of $0 and $520,000 for the three months ended and $10,207 and $1,183,367 for the nine months ended respectively)	$24,113	$545,323	$90,212	$1,282,933
Cost of revenues	3,973	187,298	20,457	356,345
Gross profit	20,140	358,025	69,755	926,588

Operating expenses:
Professional fees	127,202	7,632	405,949	486,197
Salaries and benefits	363,330	164,142	965,988	469,996
Selling, general and administrative	1,945,145	479,445	2,769,641	1,083,809
Total operating expenses	2,435,677	651,219	4,141,578	2,040,002

Loss from operations	(2,415,537)	(293,194)	(4,071,823)	(1,113,414)

Other income (expense), net:
Interest income (expense), net	(5,330)	(10,452)	(19,685)	(45,886)
Gain on sale of short-term investments	82,943	-	180,593	-
Other income	40,735	168,245	42,875	168,245
Other income - PPP loan forgiveness	-	-	-	22,916
Total other income (expense), net	118,348	157,793	203,783	145,275

Net loss	(2,297,189)	(135,401)	(3,868,040)	(968,139)
Other comprehensive income (loss):
Unrealized loss from short-term investments	(32,289)	-	(35,513)	-
Comprehensive loss	$(2,329,478)	$(135,401)	$(3,903,553)	$(968,139)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.31)	$(0.03)	$(0.53)	$(0.19)

Weighted Average Shares Outstanding - Basic and Diluted	7,415,366	5,186,692	7,330,128	4,994,797

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

			Accumulated Other Comprehensive Gain	Additional		Total Stockholders’
	Common Stock		(Loss) on ST	Paid-in	Accumulated	Equity
	Shares	Amount	Investments	Capital	Deficit	(Deficit)
Balance as January 1, 2022	4,879,923	$4,880	$-	$69,004,703	$(70,691,524)	$(1,681,941)
Stock issued for cash	850	1	-	5,099	-	5,100
Stock compensation	24,390	24	-	97,476	-	97,500
Net loss	-	-	-	-	(393,249)	(393,249)
Balance as of March 31, 2022	4,905,163	$4,905	$-	$69,107,278	$(71,084,773)	$(1,972,590)
Stock compensation	-	-	-	171,600	-	171,600
Net loss	-	-	-	-	(439,489)	(439,489)
Balance as of June 30, 2022	4,905,163	$4,905	$-	$69,278,878	$(71,524,262)	$(2,240,479)
Stock Issued for cash	2,315,000	2,315	-	8,537,856	-	8,540,171
Stock compensation	59,798	60	-	184,231	-	184,291
Related party foregone interest	-	-	-	2,718	-	2,718
Warrants issued for cash	-	-	-	3,473	-	3,473
Net loss	-	-	-		(135,401)	(135,401)
Balance as of September 30, 2022	7,279,961	$7,280	$-	$78,007,156	$(71,659,663)	$6,354,773

			Accumulated Other Comprehensive Gain	Additional		Total
	Common Stock		(Loss) on ST	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Investments	Capital	Deficit	Equity
Balance as of January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive gain	-	-	4,756	-	-	4,756
Net loss	-	-	-	-	(748,414)	(748,414)
Balance as of March 31, 2023	7,286,562	$7,287	$41,069	$77,824,427	$(73,137,754)	$4,735,029
Other comprehensive loss	-	-	(7,980)	-	-	(7,980)
Stock compensation	-	-	-	88,388	-	88,388
Net loss	-	-	-	-	(822,437)	(822,437)
Balance as of June 30, 2023	7,286,562	$7,287	$33,089	$77,912,815	$(73,960,191)	$3,993,000
Other comprehensive loss	-	-	(32,289)	-	-	(32,289)
Stock compensation	150,000	150	-	1,573,020	-	1,573,170
Net loss	-	-	-	-	(2,297,189)	(2,297,189)
Balance as of September 30, 2023	7,436,562	$7,437	$800	$79,485,835	$(76,257,380)	$3,236,692

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,868,040)	$(968,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	11,175
Stock compensation	1,661,558	453,391
Depreciation	402	403
Amortization	2,105	-
Forgiveness of interest expense	-	(168,361)
Forgiveness of PPP Loan	-	(22,916)
Non-cash lease expense	4,208	3,848
Gain on sale of short-term investments	(180,593)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,608)	(5,224)
Prepaid assets	119,237	(274,945)
Inventory	(4,249)	(120,661)
Accounts payable - related party	(260,000)	(149,320)
Accounts payable	(325,818)	93,819
Accrued expenses	67,069	1,785
Deferred revenue	-	(130,000)
Lease liability	(37,625)	(34,097)
Net cash (used) provided in operating activities	(2,831,354)	(1,309,242)

Cash flows from investing activities:
Sale of short-term investments	32,671,394	-
Purchase of short-term investments	(29,270,926)	-
Investment in Equity Method Investment	(96,000)	-
Purchase of patents	(74,460)	-
Net cash provided by investing activities	3,230,008	-

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	-	8,545,270
Proceeds from exercise of warrants	-	3,473
Payments on loan payable - shareholder	-	(37,200)
Payments on notes payable - officer	(200,000)	-
Net cash (used) provided in financing activities	(200,000)	8,511,543

Net increase in cash and cash equivalents	198,654	7,202,301
Cash and cash equivalents - beginning of period	162,743	661,778
Cash and cash equivalents - end of period	$361,397	$7,864,079

Non-cash investing and financing activities:
Unrealized loss on short-term investments	$(35,513)	$-
ROU asset and lease liability recorded	$-	$11,359
Forgiveness of interest expense	$-	$168,361
Forgiveness of PPP Loan	$-	$22,916

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation and wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through September 30, 2023.

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts on the unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022. NV Nexalin’s authorized shares of common stock were not affected as a result of the Merger Agreement. As a result of the Merger Agreement, NV Nexalin was dissolved, and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 16, 2022.

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

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and the greater Asia Pacific region. In connection with the formation of the joint venture, to be conducted through a company formed under the laws of Hong Kong (the “JV”), the Company entered into a Joint Venture Agreement (“JV Agreement”) with Wider Come Limited (“Wider”). Under the JV Agreement, the Company was issued a 48% minority interest in the JV. The investment in the JV is accounted for using the equity method of accounting. There has been no activity in the joint venture through September 30, 2023. The Incorporation Form (Company Limited by Shares) filed with the Companies Registry in Hong Kong originally reflected a 50%-50% ownership interest in the JV, but has been amended to properly reflect the 52%-48% ownership formalized in the JV agreement. The Company invested $96,000 in the joint venture in September 2023, while Wider contributed $104,000 bringing the Company’s ownership percentage to 48%. There has been no operating activity in the joint venture through September 30, 2023.

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

Continued Nasdaq Listing

On May 10, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq, as the closing bid price for the Company’s common stock was below $1.00 per share as set forth in the Nasdaq listing rules. The Company was afforded 180 calendar days, or until November 6, 2023, to regain compliance with the Nasdaq listing rules. The Company was unable to regain compliance with the bid price requirement by November 6, 2023.

On November 7, 2023, the Company submitted a letter to NASDAQ requesting a second 180-day period in order to regain compliance with NASDAQ Rule 5550(a)(2). The Company stated in that letter that it believed it will be able to cure the deficiency and increase its stock price to above $1.00 per share pursuant to its plan to do so.

On November 7, 2023, the Company received written notice from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company was not eligible for an additional 180 calendar day compliance period because the Company no longer complied with Nasdaq’s $5 million minimum stockholders equity initial listing requirement.

As of the filing date of this Quarterly Report, the Company has requested an appeal of the Staff’s determination and submitted a hearing request to the Nasdaq Hearings Panel (“Panel”). As a result of the request for the appeal to the Panel, and while the appeal process is pending, the suspension of trading of the Company’s common stock is stayed, and the Company’s common stock and warrants will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision. As part of the appeal process, the Company will be asked to provide the Panel with a plan to regain compliance with the minimum bid price and stockholder equity requirements. The Company’s plan will need to include a discussion of the events that the Company believes will enable it to timely regain compliance with such requirements. The Company intends to submit a plan that it believes will be sufficient to permit the Company to regain compliance with the minimum bid price requirement and stockholder equity requirements.

There can be no assurance that the Panel will grant the Company a 180-day extension to regain compliance, or that Company will be able to regain compliance with such applicable Nasdaq listing requirements. If the Company’s common stock and warrants are delisted by Nasdaq, it could adversely affect the Company’s ability to attract new investors, decrease the liquidity of the outstanding shares of common stock, reduce the Company’s flexibility to raise additional capital, reduce the price at which the Company’s common stock and warrants trade, and increase the transaction costs inherent in trading such shares and warrants with overall negative effects for the stockholders. In addition, delisting of the Company’s common stock and warrants could deter broker-dealers from making a market in or otherwise seeking or generating interest in the Company’s common stock. Furthermore, the delisting of the Company’s common stock and warrants from The Nasdaq Stock Market could adversely affect the business, financial condition and results of operations of the Company.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2023, we had a significant accumulated deficit of $76.3 million. For the three and nine months ended September 30, 2023, we had a loss from operations of $2.4 million and $4.1 million, respectively and negative cash flows used in operations of approximately $2.8 million for the nine months ended September 30, 2023. While we had a working capital surplus as of September 30, 2023 of approximately $3.1 million our operating activities consume most of our cash resources.

We expect to continue to incur operating losses as we execute our development plans, as well as undertaking other potential strategic and business development initiatives through 2023 and through the twelve months from the date of this report. In addition, we have had and expect to have negative cash flows from operations, at least into the near future. We have previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors including, favourable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial information has been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the entire year or for any other subsequent interim period.

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

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee’s net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be another than-temporary loss in value. The Company’s equity method investment is its interest in the newly formed joint venture. The Company invested $96,000 in the joint venture in September 2023.There has been no operating activity in the joint venture through September 30, 2023.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended
	September 30, 2023	September 30, 2022
Device sales	$-	$520,000
Licensing fee	18,664	21,113
Equipment	5,179	4,100
Other	270	110
Total	$24,113	$545,323

	Nine Months Ended
	September 30, 2023	September 30, 2022
Device sales	$9,600	$1,164,500
Licensing fee	62,566	60,561
Royalty Fee	-	9,702
Equipment	16,679	22,033
Other	1,367	26,137
Total	$90,212	$1,282,933

Major Geographic Locations

	Three Months Ended
	September 30, 2023	September 30, 2022
U.S. sales	$24,113	$25,323
China sales	-	520,000
Total	$24,113	$545,323

	Nine Months Ended
	September 30, 2023	September 30, 2022
U.S. sales	$80,005	$89,864
China sales	10,207	1,193,069
Total	$90,212	$1,282,933

Contract Modifications

There were no contract modifications during the nine months ended September 30, 2023 and 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of September 30, 2023 and December 31, 2022.

Cash and Cash Equivalents

Cash held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances, with major financial institutions.

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the company will more likely than not be required to sell the security before recovery of its amortized cost basis, the company will recognize an impairment relating to the decline through an allowance for credit losses. There were no impairments recognized for the three and nine months ended September 30, 2023.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the nine months ended September 30, 2023 and 2022, the Company wrote off accounts receivable of $0 and $11,175, respectively. The Company did not record an allowance for credit loss on September 30, 2023 and December 31, 2022, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items.

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

Patents

Patents are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $2,105 and $0 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense was $753 and $0 for the three months ended September 30, 2023 and 2022, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at September 30, 2023 and December 31, 2022.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2023
Patents	$74,460	$(2,105)	$72,355
Total September 30, 2023	$74,460	$(2,105)	$72,355
December 31, 2022
Patents	$-	$-	$-
Total December 31, 2022	$-	$-	$-

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At September 30, 2023 and December 31, 2022, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gains and the fair value at September 30, 2023 and December 31, 2022.

	Amortized Cost	Unrealized Gain	Fair Value
September 30, 2023
Short-term investments	$3,575,005	$800	$3,575,805
Total September 30, 2023	$3,575,005	$800	$3,575,805
December 31, 2022
Short-term investments	$6,794,879	$36,313	$6,831,192
Total December 31, 2022	$6,794,879	$36,313	$6,831,192

The unrealized loss of $35,513 for the nine months ended September 30, 2023 is included in the table above as a reduction in the total unrealized gain.

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of September 30, 2023 and December 31, 2022.

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2023
U.S. Treasury Notes	$3,575,805	$3,575,805	$-	$-
December 31, 2022
U.S. Treasury Notes	$6,831,192	$6,831,192	$-	$-

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The dilutive effect, if any, of warrants is calculated using the treasury stock method. All outstanding convertible notes, if any, are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the warrants have been excluded from the Company’s computation of net loss per common share for the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended September 30,
	2023	2022
Warrants	2,662,250	2,503,850
Total	2,662,250	2,503,850

	Nine Months Ended September 30,
	2023	2022
Warrants	2,662,250	2,503,850
Total	2,662,250	2,503,850

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Pursuant to ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

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

Research and Development

All research and development costs are charged to operations as incurred. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,842,341 and $154,722, respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2023 and 2022, the Company recorded $1,638,508 and $113,617 respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Equity Method Investments

The company accounts for its investments in common stock or in-substance common stock that give it the ability to exercise significant influence over as an equity method investment in accordance with the guidance in ASC 323, Equity Method and Joint Ventures. Specifically, the company initially recognizes its investment in investees as an asset at cost. Further, the company subsequently measures its investment by recognizing its share of earnings or losses of the investee in the period in which they are reported.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2023	December 31, 2022
Accrued interest	$110,001	$111,501
Accrued – other	15,136	2,321
Accrued settlement liabilities	336,000	336,000
Accrued research and development expense	145,754	90,000
Total	$606,891	$539,822

NOTE 5 — NON-CONSOLIDATED JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Formalized Joint Venture

On December 21, 2018, the Company entered into the first of a series of preliminary agreements providing for the establishment of a joint venture (“JV”) agreement (the “JV Agreement”) with Wider Come Limited, a China company (“Wider”) for the purpose of marketing, sale and distribution of the Company’s proprietary devices for the treatment of (i) anxiety, depression and insomnia and (ii) Alzheimer’s and dementia in the applicable territories. Wider has an experienced medical technology team in China. The parties formalized the JV on May 31, 2023. The joint venture is to be conducted through a company formed under the laws of Hong Kong.

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

The JV entity is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin will own 52% and 48% of the JV, respectively. There has been no activity in the joint venture through September 30, 2023. The Incorporation Form (Company Limited by Shares) filed with the Companies Registry in Hong Kong currently originally reflected a 50%-50% ownership interest in the JV, but has been amended to properly reflect the 52%- 48% ownership formalized in the JV agreement.

During the three months ended September 30, 2023 the company contributed $96,000 to the joint venture, which was recognized as an asset on the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2023, the joint venture has not generated any earnings or losses.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the JV, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 300,000 shares upon Wider’s achievement of certain milestones. The fair value of the 150,000 shares issued during the year ended December 31, 2020 (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the three months ended September 30, 2023, the Company issued an additional 150,000 shares to affiliates of Wider in satisfaction of obligations pursuant to the collaborative agreement and also recognized its obligation to issue an additional 150,000 shares. The grant date fair value of the 300,000 shares issued and to be issued resulted in a charge to research and development of $1,500,000 and was recorded in selling, general and administrative expenses on the unaudited condensed consolidated statement of operations and comprehensive loss.

During the nine months ended September 30, 2023 and 2022, the Company recorded $10,207 and $1,183,367 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2023 and 2022, the Company recorded $0 and $520,000 in revenue, respectively, from Wider on the unaudited condensed consolidated statements of operations and comprehensive loss.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). In March, 2021, the Company agreed to extend the consulting agreement for an additional period of eight years upon the closing of our initial public offering. The two members of U.S. Asian are shareholders in the Company, with Marilyn Elson having been appointed Chief Financial Officer of the Company on January 11, 2022. Effective November 1, 2023 Ms. Elson stepped down from her position as CFO. Please refer to the company’s Form 8-k filed on September 21, 2023 for additional information.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development and financing arrangements. The Company pays U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $90,000 for each of the nine months ended September 30, 2023 and 2022, respectively, and $30,000 for each of the three months ended September 30, 2023 and 2022, respectively, on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. At September 30, 2023 and December 31, 2022, U.S. Asian was owed $0 and $260,000, respectively, for accrued and unpaid services.

Officers

On January 11, 2022, the Company entered into an employment agreement with Marilyn Elson to serve as Chief Financial Officer of the Company for a three-year term with an option for the Company and Ms. Elson to extend the term for an additional two years. On September 21, 2023, Ms. Elson provided the Company notice that she will step down as Chief Financial Officer effective November 1, 2023. After this date, Ms. Elson will continue as Controller for Nexalin Technology. Ms. Elson is the spouse of the other member of U.S. Asian.

On July 1, 2023, the Company entered into a new employment agreement with Mark White to serve as Chief Executive Officer, a new services agreement with David Owens, M.D. to serve as Chief Medical Officer and a new employment agreement with Michael Nketiah to serve as Senior Vice President, Quality, Regulatory and Clinical Affairs. Each of the foregoing agreements are governed by three-year terms and provide compensation in the form of performance-based stock option awards, subject to and contingent upon approval and adoption of the Board of Directors, as well as approval of the stockholders and, in all cases, based on the closing price of the Company’s publicly-traded common stock on the applicable date of grant. Under the terms of his employment agreement, Mr. White is entitled to (i) a sign-on/retention bonus consisting of a one-time lump-sum payment of $50,000 and a grant of nonqualified stock options to purchase shares of the Company’s common stock with an exercise price equal to $400,000 (subject to shareholder approval), and (ii) stock option grants to purchase shares of the Company’s common stock with an exercise price equal to $840,000 (subject to shareholder approval.) Under the terms of his service agreement, Mr. Owens is entitled to (i) a sign-on/retention bonus consisting of a grant of nonqualified stock options to purchase shares of the Company’s common stock with an exercise price equal to $125,000 (subject to shareholder approval) and (ii) stock option grants to purchase shares of the Company’s common stock with an exercise price equal to $585,000 (subject to shareholder approval.) Under the terms of his employment agreement Mr. Nketiah is entitled to stock option grants to purchase shares of the Company’s common stock with an exercise price equal to $90,000 (subject to shareholder approval.) In addition to the payments stock and option grants described above, each of Messrs. White, Owens and Nketiah are receiving cash compensation and are eligible for additional cash bonuses. Pursuant to the guidance in ASC 718 a grant date has not been established for the stock option awards “granted” to the senior employees as 1) shareholder approval for the awards, which is not a formality or perfunctory, has not been obtained and 2) the specific performance criteria has not been established. Once a grant date has been established the company plans to recognize and measure the awards in accordance with ASC 718.

Loan Payable – Officer

On November 1, 2021, the Company received $200,000 as a loan from the Company’s Chief Executive Officer. The loan had a principal of $200,000, an interest rate of 9%, and a maturity date of the earlier of (i) October 31, 2022 or (ii) the date of the consummation of the initial public offering. The note was amended as of January 1, 2023 to extend the due date to March 17, 2023 and to provide that interest payable on the maturity date will be $39,000 less any interest payments previously made. Total interest expense on this note was $18,000 and $13,500 for the nine months ended September 30, 2023 and 2022, respectively. The December 31, 2022 outstanding principal balance of $200,000 was satisfied by a payment on March 17, 2023. The March 31, 2023 outstanding interest balance of $34,500 was satisfied by a payment on April 26, 2023.

Leases

Our principle executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease payments for fiscal year 2022 were $54,000. Our lease costs for each of the nine months ended September 30, 2023 and 2022 were $40,500. The sub-leases are due to expire in 2024. Pursuant to the sublease, we pay the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — LOANS PAYABLE

Legacy Ventures International, Inc.

On September 11, 2017, the Company issued a promissory note (the “Promissory Note”) in favor of Legacy Ventures International, Inc. (“Legacy”) as part of a commercial transaction with Legacy that was never consummated. The Promissory Note was issued in the original principal amount of $500,000, with interest at 4% per annum and a maturity date of December 31, 2017. As of September 30, 2023, this promissory note is in default. The Company recorded $15,000 and $15,000 of interest expense for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded $5,000 and $5,000 of interest expense for the three months ended September 30, 2023 and 2022, respectively. The amount outstanding at September 30, 2023 and December 31, 2022 was $500,000.

NOTE 7 — STOCKHOLDERS’ EQUITY (Deficit)

Issuance of Common Stock

During the three and nine months ended September 30, 2022, the Company issued 2,315,000 and 2,315,850 shares of common stock to investors for net proceeds of $8,540,171 and $8,545,171.

During the nine months ended September 30, 2022, the Company issued 84,188 shares of common stock for services in lieu of cash of which 48,990 was to outside consultants, 17,699 to U.S. Asian (a related party) and 17,499 shares to the members of the Board of Directors for their services as Board Members. The amount expensed during the nine months ended September 30, 2022 in the unaudited condensed consolidated statement of operations and comprehensive loss was $453,391 which included $120,000 related to shares not yet issued.

During the three months ended September 30, 2023, the Company issued 150,000 shares of common stock to Wider pursuant to the service agreement resulting in $750,000 of stock-based compensation expense. Under the service agreement the Company has an obligation to issue an additional 150,000 shares to Wider resulting in an additional $750,000 of stock-based compensation. Due to the nature of the payment the amount was classified in research and development expense.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding September 30, 2023	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at September 30 2023:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	2	$4.15	2,135,000
$4.15	347,250	2	4.15	347,250
	2,662,250	2	$4.15	2,662,250

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

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the state of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved is approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. An initial hearing before an EDD magistrate was held on April 15, 2022. A second hearing was held in June of 2022. We are now in negotiations with the EDD for a final settlement. The Company believes its potential exposure to be approximately $300,000 and, as such, has accrued this amount on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 and believes it has adequately accrued for this matter.

Demand Letter from The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094 purportedly due on an Investigator Initiated Cooperative Study Agreement, dated as of September 25, 2017 (the “2017 Study”). The Company believes that the 2017 Study was not completed and no payment was due. In fact, for a number of months prior to receipt of the demand letter, the Company had had discussions with the person at the University of Arizona who was to conduct the 2017 Study concerning updating the 2017 Study and completing an updated study and related work. After receipt of the demand letter, the Company has had discussions with the University of Arizona concerning resuming an updated study and receipt of credit for some or all the monies claimed to be due for the 2017 Study. As of October 13, 2023, the Company and the University of Arizona agreed on the terms of a settlement for the amounts claimed by the University, whereby the Company will pay an aggregate of approximately $69,000 (in three equal monthly payments) in full satisfaction of amounts the University claims it is owed.

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

Operating leases are included in the consolidated balance sheets as follows:

	Classification	September 30, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$1,963	$6,171
Total lease assets		$1,963	$6,171

Lease liabilities
Operating lease liabilities, current	Current liabilities	$17,635	$50,797
Operating lease liabilities, non-current	Liabilities	-	4,463
Total lease liabilities		$17,635	$55,260

The components of lease costs, which are included in income from operations in our unaudited condensed consolidated statements of operations and comprehensive loss, were as follows:

	Three Months Ended September 30,
	2023	2022
Leases costs
Operating lease costs	$13,500	$13,500
Total lease costs	$13,500	$13,500

	Nine Months Ended September 30,
	2023	2022
Leases costs
Operating lease costs	$40,500	$40,500
Total lease costs	$40,500	$40,500

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the nine months ended September 30, 2023:

Fiscal Year	Operating Leases
Remainder of 2023	$13,467
2024	4,496
Total future minimum lease payments	17,963
Amount representing interest	(328)
Present value of net future minimum lease payments	$17,635

Additional information related to leases is presented as follows:

	September 30, 2023	December 31, 2022
Leases
Weighted average remaining lease term	.25	1.00
Weighted average discount rate	9.9%	9.9%

NOTE 10 — CONCENTRATION OF CREDIT RISK

Revenues

Three customers accounted for 70% and 55% of revenues for the three and nine months ended September 30, 2023, respectively as set forth below:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Customer A	27%	24%
Customer B	23%	18%
Customer C	20%	13%

One customer, a related party, accounted for 92% and 95% of revenue for the three and nine months ended September 30, 2022, respectively.

Accounts Receivable

One customer, a related party, accounted for 70% of accounts receivable at September 30, 2023, as set forth below:

September 30, 2023
Customer A - related party	70%

Four customers accounted for 84% of accounts receivable at December 31, 2022, as set forth below:

December 31, 2022
Customer A	29%
Customer B	20%
Customer C	20%
Customer D	15%

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

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Generation 2 or Gen-2 and Generation 3 or Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials in various mental health disease states. In addition, a new PMA application in the United States is in development for the treatment of depression utilizing both Gen-2 and Gen-3. The new Gen-3 device is also scheduled for additional pilot trials for anxiety and insomnia in the United States beginning in the fourth quarter of 2023. Preliminary data provided by the University of California San Diego supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

Additionally, we are currently designing clinical trial strategies for the use of Gen-3 for the treatment of substance use disorders including opiate, cocaine, and alcohol abuse. Recently the Gen-2 device was tested in pilot trials in China for substance abuse/addiction and the treatment of Alzheimer’s disease and dementia. Continued pilot testing for Alzheimer’s and dementia is planned in China in 2023 and 2024.

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

All our products are non-invasive, safe, undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as waveform - particularly our proprietary, 15 milliamp patented symmetrical waveform. Our devices generate a high frequency carrier wave. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a safe and comfortable treatment that is more powerful than any stimulation device in the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

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

Since our inception, we have generated significant losses; we expect to continue to incur significant expenses and increasing operating losses for at least the next two years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures for other research and development activities. We expect our expenses will increase substantially over time as we:

●	Continue the ongoing and planned preclinical and clinical development of our products;

●	review and analyze the value of amending our previous 510(k) Application for anxiety and insomnia in accordance with the FDA and seek other regulatory approvals for any future products that successfully complete clinical trials;

●	arrange for a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize on our own;

●	maintain, expand and protect our intellectual property portfolio;

●	engage additional clinical, scientific, manufacturing and controls personnel; and

●	add additional information systems including personnel to support our product development and planned future commercialization efforts.

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

Formalization of the Joint Venture; China Related Activities

On December 21, 2018, the Company entered into the first of a series of preliminary agreements providing for the establishment of a joint venture (“JV”) agreement (the “JV Agreement”) with Wider Come Limited, a China company (“Wider”) for the purpose of marketing, sale and distribution of the Company’s proprietary devices for the treatment of (i) anxiety, depression and insomnia and (ii) Alzheimer’s and dementia in the applicable territories. Wider has an experienced medical technology team in China. The parties formalized the JV on May 31, 2023. The joint venture is to be conducted through a company formed under the laws of Hong Kong.

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

The JV entity is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin will own 52% and 48% of the JV, respectively. The Incorporation Form (Company Limited by Shares) filed with the Companies Registry in Hong Kong currently originally reflected a 50%-50% ownership interest in the JV, but has been amended to properly reflect the 52%-48% ownership formalized in the JV agreement.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the JV, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider contributed $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the contributed $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the statement of operations and comprehensive loss. On July 13, 2023, the Company issued an additional 150,000 shares to certain designated Wider shareholders pursuant to the terms of the collaborative agreement between the Company and Wider. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 150,000 shares upon Wider’s achievement of certain milestones, which were considered probable of occurring during the three months ended September 30, 2023. As such, the company recognized the full $1,500,000 fair value of the remaining 300,000 shares during the three-month period ended September 30, 2023.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

Our financial results for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30,		Change	Change(1)
	2023	2022	$	%
Revenues, net	$24,113	$545,323	$(521,210)	(96)%
Cost of revenues	3,973	187,298	(183,325)	(98)%
Gross profit	20,140	358,025	(337,885)	(94)%

Operating expenses:
Professional fees	127,202	7,632	119,570	1567%
Salaries and benefits	363,330	164,142	199,188	121%
Selling, general and administrative	1,945,145	479,445	1,465,700	306%
Total operating expenses	2,435,677	651,219	1,784,458	274%

Loss from operations	(2,415,537)	(293,194)	(2,122,343)	724%

Other income (expense), net:
Interest income (expense), net	(5,330)	(10,452)	5,122	(49)%
Gain on sale of short-term investments	82,943	-	82,943	100%
Other income	40,735	168,245	(127,510)	(76)%
Total other income (expense), net	118,348	157,793	(39,445)	(25)%

Net loss	$(2,297,189)	$(135,401)	$(2,161,788)	1597%

Other comprehensive income (loss):
Unrealized loss from short-term investments	(32,289)	-	(32,289)	100%
Comprehensive loss	$(2,329,478)	$(135,401)	$(2,194,077)	1620%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended September 30, 2023 and 2022, we generated $24,113 and $545,323 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. We also derive revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with the Company’s China sales. The decrease in revenue for 2023 compared to 2022 was primarily due to the decrease in device sales as a result of the difficulties encountered by our distribution network given the Covid restrictions in China.

Cost of Revenues and Gross Profit

For the three months ended September 30, 2023 and 2022, cost of revenues was $3,973 and $187,298, respectively, yielding a gross profit of $20,140 and $358,025 respectively, or 84% and 66%, respectively. Such increase in gross margin was due to the change in our sources of revenue. Our revenue for the quarter ended September 30, 2023 was primarily from license fees which have a greater gross margin than our other revenues.

Operating Expenses

Total operating expenses for the three months ended September 30, 2023 and 2022 were $2,435,677 and $651,219, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in professional fees of approximately $120,000, an increase in salaries and benefits of approximately $199,000, an increase in insurance of approximately $60,000 and an increase in research and development costs of approximately $1,525,000 and an increase in travel of approximately $27,000. The increases in research and development and consulting costs are attributable to the development of our Gen-2 and Gen-3 devices primarily related to $1,500,000 in non-employee stock compensation expense classified in R&D. The increases in professional fees and insurance are a result of being a public company. The increase in salaries and benefits is primarily due to the hiring of our Senior VP and other staff.

These amounts were offset by a decrease in consulting fees of approximately $27,000 primarily due to an increase in staff and a reduction in stock compensation expense of approximately $111,000 (due to the amount recognized during the current quarter being classified as research and development expense).

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2023 and 2022 was $118,348 and $157,793, respectively, consisting of interest and dividend income and gain on the sale of short-term investments offset by interest expense.

Comparison of the Nine Months ended September 30, 2023 and 2022

Our financial results for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Nine Months Ended September 30,		Change	Change(1)
	2023	2022	$	%
Revenues, net	$90,212	$1,282,933	$(1,192,721)	(93)%
Cost of revenues	20,457	356,345	(335,888)	(94)%
Gross profit	69,755	926,588	(856,833)	(92)%

Operating expenses:
Professional fees	405,949	486,197	(80,248)	(17)%
Salaries and benefits	965,988	469,996	495,992	106%
Selling, general and administrative	2,769,641	1,083,809	1,685,832	156%
Total operating expenses	4,141,578	2,040,002	2,101,576	103%

Loss from operations	(4,071,823)	(1,113,414)	(2,958,409)	266%

Other income (expense), net:
Interest income (expense), net	(19,685)	(45,886)	26,201	(57)%
Gain on sale of short-term investments	180,593	-	180,593	100%
Other income	42,875	168,245	(125,370)	(75)%
Other income - PPP loan forgiveness	-	22,916	(22,916)	(100)%
Total other income (expense), net	203,783	145,275	58,508	40%

Net loss	$(3,868,040)	$(968,139)	$(2,899,901)	300%

Other comprehensive income (loss):
Unrealized loss from short-term investments	(35,513)	-	(35,513)	100%
Comprehensive loss	$(3,903,553)	$(968,139)	$(2,935,414)	303%

(1)	Percentages may not foot due to rounding.

Revenues

For the nine months ended September 30, 2023 and 2022, we generated $90,212 and $1,282,933, respectively, of revenue primarily from the sale of devices, supplies and from the reimbursement of costs. In addition, we generated income from licensing and treatment fee agreements with our customers by charging a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. We also derive revenues from equipment by selling electrodes to customers for use with our device and from royalties from the manufacturer of our electrodes. We also derive revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with the Company’s China sales. The decrease in revenue for 2023 compared to 2022 was primarily due to the decrease in device sales as a result of the difficulties encountered by our distribution network given the Covid restrictions in China.

Cost of Revenue and Gross Profit

For the nine months ended September 30, 2023 and 2022, cost of revenues were $20,457 and $356,345, respectively, yielding a gross profit of $69,755 and $926,588, respectively, or 77% and 72%, respectively. Such increase in gross margin was due to the change in our sources of revenue

Operating Expenses

Total operating expenses for the nine months ended September 30, 2023 and 2022 were $4,141,578 and $2,040,002, respectively. The increase of approximately $496,000 in salaries and benefits was due to the hiring of our CFO, Senior VP and other staff. There was an increase in research and development costs of approximately $1,688,000, an increase in regulatory and compliance costs of approximately $22,000, an increase in insurance of approximately $211,000, an increase in travel of approximately $103,000 and an increase in taxes of approximately $40,000. The increase in research and development costs are attributable to the development of our Gen-2 and Gen-3 devices, primarily related to $1,500,000 in non-employee stock compensation expense classified in R&D. The increase in insurance is a result of being a public company. The increase in travel is primarily due to team members traveling to the home office and the cost of trips to work with and solidify our relationship with our JV partner. The increase in taxes is due to the Delaware Franchise Tax. These amounts are offset by a decrease in professional fees of approximately $80,000 primarily due to large fees in 2022 relating to the public offering, a reduction in consulting fees of approximately $116,000 primarily due to an increase in staff and a reduction in stock compensation of $254,000.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2023 and 2022 was $203,783 and $145,275, respectively, consisting of interest and dividend income and gain on the sale of short-term investments offset by interest expense net of the PPP loan forgiveness.

Liquidity and Capital Resources

Working Capital

	September 30, 2023	December 31, 2022
Current assets	$4,263,349	$7,425,462
Current liabilities	1,197,075	1,948,986
Working capital	$3,066,274	$5,476,476

Current assets decreased for the nine months ended September 30, 2023 primarily a result of funding operations and the paydown of debt. Cash and cash equivalents increased approximately $199,000. Short-term investments decreased approximately $3.3 million, and prepaid and other current assets decreased approximately $119,000.

Current liabilities decreased for the nine months ended September 30, 2023 primarily as a result of the reduction of accounts payable and repayment of a loan payable to an officer of the Company. Accounts payable decreased approximately $586,000, accrued expenses increased approximately $67,000, lease liability – current portion decreased approximately $33,000, and loan payable - officer decreased by $200,000.

Cash Flows

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(2,831,354)	$(1,309,242)
Net cash provided by investing activities	$3,230,008	$-
Net cash provided by (used in) financing activities	$(200,000)	$8,511,543

Net Cash Used In Operating Activities

Net cash used in operating activities was $(2,831,354) for the nine months ended September 30, 2023, as compared to $(1,309,242) for the respective period in 2022, primarily due to the net loss of $3,868,040, as well as a combined decrease in accounts payable and accounts payable-related party of approximately $585,000. Offset by increases in stock compensation of approximately $1.7 million, of which $1.5 million was classified as research and development expense, and prepaid assets of approximately $119,000.

Net Cash Provided By Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023, and 2022 was $3,230,008 and $0 respectively, which was due to short-term investment sales of approximately $32.7 million offset by purchases of $29.2 million of short-term investments, the purchase of patents of approximately $74,000 and an investment in our equity method investment of $96,000.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2023 and 2022 was $(200,000) and $8,511,543 respectively, which was due to payment of note payable to an officer of the Company of $200,000 in the current period and primarily due to the sale of common stock for cash in 2022.

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had a significant accumulated deficit of $76.3 million. For the nine months ended September 30, 2023, the Company had a loss from operations of $4.1 million and negative cash flows from operations of $2.8 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices in China to its acting distributor. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. As of September 30, 2023, the Company had cash and cash equivalents on hand of approximately $361,000 and short-term investments of approximately $3.6 million.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors including, favourable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Continued Nasdaq Listing

On May 10, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq, as the closing bid price for the Company’s common stock was below $1.00 per share as set forth in the Nasdaq listing rules. The Company was afforded 180 calendar days, or until November 6, 2023, to regain compliance with the Nasdaq listing rules. The Company was unable to regain compliance with the bid price requirement by November 6, 2023.

On November 7, 2023, the Company submitted a letter to NASDAQ requesting a second 180-day period in order to regain compliance with NASDAQ Rule 5550(a)(2). The Company stated in that letter that it believed it will be able to cure the deficiency and increase its stock price to above $1.00 per share pursuant to its plan to do so.

On November 7, 2023, the Company received written notice from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company was not eligible for an additional 180 calendar day compliance period because the Company no longer complied with Nasdaq’s $5 million minimum stockholder equity initial listing requirement.

As of the filing date of this Quarterly Report, the Company has requested an appeal of the Staff’s determination and submitted a hearing request to the Nasdaq Hearings Panel (“Panel”). As a result of the request for the appeal to the Panel, and while the appeal process is pending, the suspension of trading of the Company’s common stock is stayed, and the Company’s common stock and warrants will continue to trade on Nasdaq until the hearing process concludes and the Panel issues a written decision. As part of the appeal process, the Company will be asked to provide the Panel with a plan to regain compliance with the minimum bid price and stockholder equity requirements. The Company’s plan will need to include a discussion of the events that the Company believes will enable it to timely regain compliance with such requirements. The Company intends to submit a plan that it believes will be sufficient to permit the Company to regain compliance with the minimum bid price requirement and stockholder equity requirements.

There can be no assurance that the Panel will grant the Company a 180-day extension to regain compliance, or that the Company will be able to regain compliance with such applicable Nasdaq listing requirements.

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

As of September 30, 2023, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at September 30, 2023, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2***	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3*	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*****	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2*****	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3*****	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.11*****	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.12*	Form of Lock-Up Agreement.
10.13*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.14****	Amended and Restated Promissory Note in favor of Mark White dated as of January 1, 2023.
10.15*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
23.1**	Consent of Friedman LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1⸹	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1⸹	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
*****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023.

⸹	Filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 2023.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer
Principal Financial Officer