Form 10-K
period 2023-12-31
Nexalin Technology, Inc.
filed 2024-03-27
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of registrant was $4,994,108 based upon the closing sale price of the common stock as reported by The Nasdaq Capital Market. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

As of March 22, 2024 there were 7,436,562 shares of the Registrant’s common stock outstanding.

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

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Nexalin Technology, Inc. and its subsidiaries (“Nexalin” or the “Company” and also referred to as “we,” “us” and “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the following:

●	our plans to develop and commercialize our products;

●	our planned clinical trials for our products;

●	the timing of the availability of data from our clinical trials;

●	the timing of our selection of an initial clinical candidate for our program;

●	the timing of our planned U.S. Food and Drug Administration related regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approvals for our products;

●	the clinical utility of our products and their potential advantages compared to other treatments;

●	our commercialization, marketing and distribution capabilities and strategy;

●	our ability to establish and maintain arrangements for the manufacture of our products;

●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;

●	our estimates regarding the market opportunities for our products;

●	our intellectual property position and the duration of our patent rights;

●	our estimates regarding future expenses, capital requirements and needs for additional financing; and

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

ii

PART I

Item 1. Business

Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety and insomnia, without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team decides on a new 510(k) application at 4 milliamps based on FDA comments expected to be received in late 2024. Our regulatory team continues to inform the FDA of the suspension of the marketing and sale of the Gen-1 products to new providers. We are currently analyzing whether to proceed with an amended application with the FDA for Gen-1 devices for the treatment of insomnia and anxiety.

The waveform that comprises the basis of Gen-2 and new Gen-3 headset devices has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and we have consulted with the FDA as part of the pre-submission meetings.

Our Technology

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as “Generation 2” or “Gen-2” and “Generation 3” or “Gen-3.” Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in development for the treatment of depression utilizing both Gen-2 and Gen-3. The new Gen-3 device is also scheduled for additional pilot trials and/or pivotal trials for anxiety and insomnia in the United States beginning in the late second quarter or early third quarter of 2024. Preliminary data provided by The University of California, San Diego and recent published data from China supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

Additionally, we are currently designing clinical trial strategies for the use of Gen-3 for the treatment of substance use disorders including opiate, cocaine, and alcohol abuse. Recently the Gen-2 device was tested in pilot trials and/or pivotal trials in China for the treatment of Alzheimer’s disease, and dementia. Continued pilot testing for Alzheimer’s and dementia is planned in China in 2024.

In part due to increased incidence attributed to the devastating impacts of the COVID-19 pandemic, mental health and cognitive disorders are widespread across the globe and causing substantial health, social and economic losses, and hardships accordingly. Our focus is on the continued development of our innovative bioelectronic medical technologies and regulatory approval.

Our products are non-invasive and undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design that eliminates stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as waveform - particularly our proprietary, 15 milliamp patented symmetrical waveform. Our devices generate a high frequency carrier wave that is charge balanced is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration in the brain, we have created a waveform that is undetectable to the brain which allows the increase of the power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive and comfortable treatment that is more powerful than any stimulation device in the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

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

Our China Gen-2 15 milliamp device was approved in China by the China National Medical Products Administration (the “NMPA,” the equivalent of the FDA) for the treatment of insomnia and depression in China. This device and all other clinical devices will include a single use electrode for long term revenue streams.

Our USA Gen-2 device will have a fresh and modern appearance that meets the technology standards of the digital tech world of 2024. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased devices to the new 15-milliamp waveform.

Our Gen-2 device is expected to be equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. We anticipate that this will ensure a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes are sustained.

Formalized Joint Venture; China Related Activities

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Annual Report on Form 10-K, (i) our operations are carried on outside of China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”), and ASC 810 - Consolidations (“ASC 810”), the Company plans to recognize the equity method results of the Joint Venture on a one-quarter reporting lag. Therefore, no operating activity in the Joint Venture was recorded through the year ended December 31, 2023.

The investment in the Joint Venture is accounted for using the equity method of accounting. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the Joint Venture, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider invested $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 300,000 shares upon Wider’s achievement of certain milestones. The fair value of the 150,000 shares issued during the year ended December 31, 2020 (less the invested $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the twelve months ended December 31, 2023, the Company issued an additional 150,000 shares to affiliates of Wider in satisfaction of obligations pursuant to the collaborative agreement and also recognized its obligation to issue an additional 150,000 shares. The grant date fair value of the 300,000 shares issued and to be issued resulted in a charge to research and development of $1,500,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss.

In September of 2021, the NMPA approved the Gen-2 device for marketing and sale in China for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed Wider to market and sell the Gen-2 device in China for the treatment of insomnia and depression.

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

The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labelling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take several years.

On December 20, 2019, the FDA issued new rulings related to CES devices for the treatment of anxiety, depression, and insomnia. As a result of these rulings, depression treatment with CES devices remained a Class III medical device and will require a full PMA that provides definitive clinical trial evidence of effectiveness and safety. A PMA is the most extensive application and process at the FDA. All CES manufacturers had one year to prepare and file intentions for the depression treatment with a PMA. CES devices that treat anxiety and insomnia were reclassified as Class II devices and required a new application in the form of a special control trial, a summary version of a PMA, requiring safety data and mild efficacy response. All CES manufacturers had one year to complete special control trials for anxiety and insomnia. We are presently analyzing our previous 510(k) Application for such treatment of anxiety and insomnia in accordance with the FDA reclassification ruling in December 2019. Our intent is to move forward with our new 15 milliamp waveform given its success in the China studies. We have also completed 2 prototypes of a Nexalin headset which can be used at home or in a clinical setting. The new headset will utilize the new 15 milliamp waveform. Final prototypes and design files for manufacturing have been completed.

Due to the COVID-19 pandemic, special control trials according to the December 2019 ruling were delayed. In January 2023, we filed a new 510k pre-sub with the FDA for treatment of anxiety and insomnia with the new 15 milliamp Gen-3. A pre-sub conference with the FDA was held in May of 2023. After the pre-sub conference, the Nexalin executive and regulatory teams have made a strategic decision to shift from a 510-K application to a de novo application for the Gen-2 and gen-3 devices. A follow up pre-sub filing to the FDA was made to the FDA in Q1 of 2024 with final clinical protocols and Gen-3 usability testing results. A follow up pre-sub meeting with the FDA has been scheduled for April 30, 2024.

After expected comments from the FDA during the April 30, 2024 pre-sub meeting, we expect to begin pivotal trials for anxiety and insomnia which will take an estimated 18 months to complete patient recruitment and data collection. After data sets are complete and statisticians have reviewed and created a reporting matrix, members of the executive team will prepare final reports for submission to the FDA.

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

We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and have consulted the FDA as part of the pre-submission meetings.

China

The NMPA is the governmental authority principally responsible for the supervision and administration of medical devices in the Peoples Republic of China (the “PRC”). Medical devices in the PRC (including manufacturing, marketing, and sale) are subject to a mandatory filing/registration regime regulated by the NMPA. The exact filing pathways are mainly determined by the classification of such devices — like the United States, a three-class classification system, from Class I (lowest risk) to Class III (highest risk). Local testing and clinical trials are generally required for Class II and Class III devices. Some imported devices may need to be registered with a higher-level government authority than domestic devices.

As determined by the NMPA the three classes for devices are:

●	Class I — Medical devices for which routine administration can ensure safety for users and the effectiveness of the device.

●	Class II — Medical devices that can only be safe and effective with further control in addition to routine administration.

●	Class III — Medical devices that are implanted into the patient’s body, pose a threat to the patient’s health, or provide sustenance or life support.

All medical devices must be registered with the NMPA. An overseas device company must submit product samples to test with the NMPA. In addition, all included product information, packaging, and labels, and related material need to be translated into simplified Chinese. For a Class I device, simple product filing to NMPA is required. However, for Class II and Class III medical devices, the manufacturing company must meet all the requirements in the latest regulation, guidelines, and standards.

The NMPA approved the new Gen-2 15 milliamp device for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed us to market and sell the Gen-2 device in China. Wider will be responsible for obtaining future NMPA registrations and approvals related to the marketing and sales of our devices in China.

Recent statements and regulatory actions by the Chinese government have targeted those companies whose operations involve cross-border data security or anti-monopoly concerns. Regarding data security, China has promulgated several important laws recently. Among them, on June 10, 2021, China promulgated the PRC Data Security Law (“DSL”), which became effective on September 1, 2021. The legislative intent for this law mainly includes regulating data processing activities, ensuring data security, promoting data development and utilization, protecting the data related legitimate rights and interests of individuals and organizations, and safeguarding national sovereignty, security and development interests. Article 36 provides that any Chinese entity that provides the data to foreign judicial or law enforcement agencies (regardless of whether directly or through a foreign entity) without approval from the Chinese authority would likely be deemed to be in violation of DSL. In addition, pursuant to Article 2 of Measures for Cybersecurity Reviews, the procurement of any network product or service by an operator of critical information infrastructure that affects or may affect national security shall be subjected to a cybersecurity review under the Measures. Pursuant to Article 35 of Cybersecurity Law of the People’s Republic of China, where “critical information infrastructure operators” purchase network products and services, which may influence national security, the operators are required to be subjected to a cybersecurity review. We do not operate any critical information infrastructure. As a result, we do not believe that these new legal requirements in China are applicable to us, including sales made to date by Wider as a distributor. However, the exact scope of the term “critical information infrastructure operator” remains unclear, so there can be no assurance that the Joint Venture will not be subjected to critical information infrastructure operator review in the future. Furthermore, in the event that the Joint Venture becomes an operator of critical information infrastructure in the future it may be subjected to the above-described regulation.

With regard to anti-monopoly concerns, Article 3 of Anti-Monopoly Law of the People’s Republic of China prohibits “monopolistic practices,” which include: a) the conclusion of monopoly agreements between operators; b) the abuse of dominant market position by operators; c) concentration of undertakings which has or may have the effect of eliminating or restricting market competition. Also, according to Article 19, the operator(s) will be assumed to have a dominant market position if it has following situation: a) an operator has 50% or higher market share in a relevant market; b) two operators have 66% or higher market share in a relevant market; c) three operators have 75% or higher market share in a relevant market. We believe that we have not conducted any monopolistic practices in China, and that recent statements and regulatory actions by the Chinese government do not impact our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign stock exchange. However, there can be no assurance that regulators in China will not promulgate new laws and regulations or adopt new series of interpretations or regulatory actions which may require the Joint Venture to meet new requirements on the issues mentioned above.

Currently, these statements and regulatory actions of China authorities have had no impact on our daily business operation, including the sales and marketing efforts made to date of our Gen-2 devices in China through Wider. We do not believe that these statements and regulatory actions will have any impact on the Joint Venture. Further, we are a United States’ company with no physical presence in China, and we do not believe that the formation of the Joint Venture in Hong Kong and any resultant exposure to China regulatory actions will adversely impact our ability to accept foreign investments or list our securities on a United States or other foreign exchange. However, since these statements and regulatory actions from China authorities are relatively recent, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on a United States or other foreign exchange. In the event any existing or new laws or regulations or detailed implementations and interpretations are modified or promulgated, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof. See “Risk Factors — Risks Related to Doing Business in China.”

As a result of the formation of the Joint Venture, we are conducting our clinical research and implementing a business distribution plan for our devices in China and elsewhere through the Joint Venture, which we believe confers clinical, commercial, and regulatory advantages, but may subject us to significant regulatory, liquidity, and enforcement risks. Although we do not intend to have any physical presence in China, Hong Kong, Macau and Taiwan, the Joint Venture entity has physical presence in Hong Kong. Wider, as a China formed entity with its physical presence in China may be subject to regulatory actions and prohibitions from China regulatory entities and required to obtain certain approvals.

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

Insomnia Market

Insomnia is a common sleep disorder considered to be responsible for at least $63 billion in direct and indirect healthcare costs each year, according to the Harvard American Insomnia Study. A frightening number of insomnia cases are undiagnosed and untreated, even as the condition becomes a mounting financial burden on America’s employers and the healthcare system. Data surrounding sleep disorders demonstrate that insomnia is a growing problem that shows no signs of slowing down. Current market conditions present an opportunity to introduce technology that provides a safe, effective and drug-free alternative for those suffering from insomnia. We believe we have the ability to decrease the number of potentially addictive insomnia prescriptions needed by patients and offer physicians a non-pharmaceutical option to provide their patients. Additionally, we are developing a solution for home-based treatment for chronic insomnia and to improve sleep hygiene for its users.

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

The current success rate of the best drug and alcohol rehabilitation facilities is minimal. We believe that this represents a significant market opportunity for our company. The disease of addiction is brain-based in its nature. Currently brain-based treatments for the disease are only available to patients who can afford long-term expensive boutique treatment centers. We intend to demonstrate that a brain-based approach to addiction treatment will enhance a patient’s success at long-term recovery. Our hypothesis is that the current pilot study design at The University California, San Diego (see below) will provide a source of validation for this treatment modality in addiction treatment.

Chronic Pain Market

Originally, our waveform was designed as an electro-analgesic for pain. This refers to the ability to electrically interrupt the pain signaling process in the brain. By interrupting the pain signaling process in the brain, our products can reduce symptoms and discomfort associated with chronic pain. By reducing the symptoms and discomfort associated with chronic pain, physicians can reduce medications and avoid dependency issues related to opiate-based medications.

According to Research and Markets, the global chronic pain treatment market is predicted to progress at a CAGR of 5.8% from 2020 to 2030 and generate revenue of $151.7 billion in 2030.

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

According to Reports and Data, the global Alzheimer’s therapeutics market is projected to reach $13.7 billion by 2030 from $2.2 billion in 2020 with a substantial compound annual growth rate (CAGR) of 20% through the forecast period.

We believe our products could be leveraged to extend the quality of life for millions of people who are diagnosed with Alzheimer’s disease.

Marketing and Sales Efforts

We believe that our marketing and sales plan provides a long-term scalable business model. Our team will prepare the foundation and marketing assets necessary to launch the new virtual clinic model that will complement the traditional clinic model. Our sales model is to place more than 1,000 Gen-2 and Gen-3 devices on the global stage. The momentum and branding strategies of Nexalin providers will be leveraged to enhance the launch of a global sales plan. The Gen-2 device at 15 milliamps supported by the Gen-3 outpatient headset and our virtual digital management platform is intended to disrupt the current mental healthcare model. The Gen-2 and Gen-3 device at 15 milliamps will offer patients a cost effective and efficient treatment model for day-to-day mental health challenges. We believe those devices, with their advanced waveform, can treat existing mental health disorders associated with anxiety and insomnia. Additionally, new strategies are in research and development for FDA treatment indications of depression, substance use disorder, TBI (traumatic brain injury), PTSD, opioid addiction, alcoholism and chronic pain. Additional research and treatment efficacy are being investigated for the Alzheimer’s community for patient care and management.

Our plan is designed to triangulate and stimulate the physician, consumer, and manufacturer relationship. Trends in healthcare indicate consumers are involved in treatment decisions that concern their mental health. Because of the advancement in healthcare technologies, home-based care with medical supervision provides patients with a cost-effective and efficient treatment option. Home-based care also avoids the stigma associated with treatment for mental health disorders. In our current sales plan, we intend to launch with a physician provider in each state. These physicians will lead the Nexalin campaign in each state as that state’s primary provider. These preferred state providers will begin with the virtual clinic. Our digital marketing team will drive consumers with quality-of-life struggles related to mental health issues into the virtual clinic and then to the provider in the consumer’s state of residence. These initial state physicians providing mental health services in the virtual clinic, will also have the ability to offer treatment in their clinic. The in-clinic model will use the Gen-2 clinical device while the virtual clinic will use the Gen-3 headset. This initial launch plan with state providers will develop and support multiple marketing verticals to drive the Nexalin brand and treatment as an alternative to medications and psychotherapy. We will leverage this physician / patient community to establish a national network of physicians that offer mental health evaluations and the Nexalin treatment in either a clinical setting or in the privacy of the patient’s home with medical supervision through the future Nexalin app.

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

Insurance Reimbursement for Our Products

In January 2020, the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Durable Medical Equipment for Medicare Administrative Contractors issued a code for Cranial Electrotherapy Stimulators (CES). CMS issues codes that are used by medical practitioners to obtain Medicare, Medicaid and private insurance reimbursement. The issuance of this code is the first time that a reimbursement code from CMS has been designated specifically for CES. The code does not guarantee reimbursement and is considered at this time, experimental. The Nexalin executive team plans to continue preparing clinical data and durability data to pursue long term clinical reimbursement.

Reimbursement strategies for this type of technology are complex and vary from one diagnosis to another. Nexalin plans to utilize an RFID system that will track treatments completed. This will simplify comparing our devices to pharmaceutical interventions. Beginning in 2024, a complete reimbursement assessment is being conducted and evaluated to develop a strategy to acquire reimbursement. We will employ a two-prong approach for eventual reimbursement. The first prong will evaluate the clinic-based product offered by physicians. The second prong will focus on tracking usage and response from the outpatient headset model that is tracked through the virtual platform. Frequently therapies that are used in the home are not classified as durable medical equipment and will fall into a reimbursement gap without coverage. We intend to work to successfully achieve a Level 2 code under the healthcare common procedure coding system. We will work to seek reimbursement for conditions in sequence with the home based and the clinic-based unit that will maximize value of treatment from a financial standpoint as well as monitoring the response by the patient community.

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

In 2019, we began a research partnership with The University California, San Diego. Prior to the pandemic, two pilot clinical studies were undertaken with UCSD, however, these trials were paused due to the shutdown of college campuses in California. Beginning in the summer of 2022 and continuing into 2023, new discussions began to explore strategies for PTSD and Opiate dependency and mild traumatic brain injury (mTBI) with our new Gen-3 headset.

At UCSD the first clinical is studying the benefits of our Gen-2 device as a treatment for veterans suffering with opiate addiction. This pilot study was designed by UCSD and funded by the department of Veterans Affairs. For this opiate addiction study, the primary endpoint will be alleviating withdrawal symptoms. Secondary endpoints will include decreasing dosages of medication used in opiate addiction cessation, as well as Magnetoencephalography (MEG) gamma band improvement.

The other study at UCSD is focused on veterans suffering from mild traumatic brain injury (mTBI) and is funded by the United States Department of Defense. One of the primary symptoms associated with mTBI is PTSD (post-traumatic stress disorder). The primary endpoint associated with this study will be the assessment and reduction of post-concussion symptoms associated with PTSD. A secondary endpoint for the study will be improvement and MEG slow-wave abnormalities. Additional studies are planned for patients and veterans with suicidal thoughts related to mTBI.

In addition to UCSD, we are developing additional strategies to initiate further trials to address new FDA guidelines. These new strategies and pivotal trials will support new 510(k)s and/or de novo applications for anxiety and insomnia at 15 milliamps. These trials are in addition to the special control trials required by the FDA. Final trial designs are due to be executed after recommendations are reviewed from the April 30, 2024 meeting FDA pre-sub meetings. Other areas of research that will be designed and funded relate to the treatment of substance use disorders, TBI, PTSD, Alzheimer’s disease, and dementia.

Additional research in China is being performed with the goal of publishing the findings in a peer reviewed journal. All research will be controlled by our team, with all trial designs requiring written final approval by our Chief Medical Officer. Clinical updates will be required every 30 days. Frequent in-person WeChat meetings will also be performed to ensure the integrity of the research efforts.

In addition to clinical trials in China and current studies in the United States required by the FDA, an additional study is planned with the 15 milliamp Gen-2 and Gen-3 devices to evaluate a large cohort of patients with depression. This trial will include a double-blind study design with active and sham groups. Patient selection screening will evaluate 200-250 subjects to acquire the number of patients needed for a successful trial. Each patient, upon enrollment, will be evaluated extensively prior to initiation of therapy. Patients will be treated a minimum of 20 separate times, with pre- and post-test screening. Moreover, upon completion of therapy, post-test examination will be performed not only immediately thereafter but also over the course of one to three months to establish not only efficacy but durability of the treatment. The results of this study will provide the basis of the PMA with the FDA for the treatment of Depression.

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

Clinical trials for the Gen-2 device were conducted in China during 2023. These clinical trials were funded by Wider, and its related companies, and was conducted at the Xuanwu Hospital, Capital Medical University in Beijing, China. The results were also published in General Psychiatry, an open-source, peer-reviewed scientific journal. The published results of the study concluded that repeated treatment with the Company’s neurostimulation device suggests an acute effect in reducing depressive symptoms in patients with treatment-resistant depression (“TRD”). In addition, no adverse events were observed during treatment. As part of the clinical study, 7 migraine patients were treated at the Xuanwu Hospital. Treatment was administered for 4 consecutive weeks via the forehead and both mastoid (twice per day, five days a week). Efficacy and adverse reactions were assessed at a two-week screening/baseline period followed by a four-week treatment phase. The study concluded that twice daily 15mA tACS, a unique form of non-invasive brain stimulation, offers an acute effective intervention for patients with TRD. The study showed that all patients with TRD had a significant reduction in depression symptoms after the four-week treatment, and all of them achieved a clinical response (defined as HAMD-17/ MADRS scores that decreased by 50% or more from the baseline). Additional Insomnia clinical trial results are expected in Q2 2024 with additional submissions for publication.

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

Intellectual Property

Our commercial success depends in part on our ability to: obtain and maintain proprietary or intellectual property protection for our products, our core technologies and other know-how; operate without infringing on the proprietary rights of others; and prevent others from infringing on our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on the skills, knowledge, and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. As part of our hiring practices and as described in our Code of Ethics which is binding on all employees, our employees, consultants, and advisors are prohibited from disclosing confidential information and are required to assign to us the ideas, developments, discoveries and inventions important to our business.

We file patent applications directed to our key products to establish intellectual property positions. These patent applications are intended to protect these products as well as their uses in the treatment of diseases. We are the owner and inventor of three existing patents and four pending patents related to the electro-stimulation techniques related to our products and services. Our current patents cover a therapeutic electro-stimulation apparatus (the medical device) and the software used to create and administer the stimulation to the patient and our core technology utilized in the Gen-2 and Gen-3 system. We expect to file additional provisional and non-provisional patent applications and copyright protection pertaining to future Generation technology, proprietary software, and trademarks. The patent claims associated with the non-provisional patent applications will be defined and prepared in the filings. The intention is to continue building an intellectual property portfolio asset. Future research and development projects related to advancements in neurostimulation and neuromodulation technology will be identified and investigated for future patent filings.

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

We believe that some existing neurostimulation products are either high risk, high cost and difficult to administer. In addition, they are invasive, frequently requiring surgery and multiple visits to a physician. Since many of the conditions require ongoing treatments, the difficulty and cost of administering them make them of limited utility for broad application.

Corporate Information; Initial Public Offering; Employees

We were originally formed as a Nevada corporation on October 19, 2010, as Nexalin Technology, Inc. On December 1, 2021, we completed the corporate reorganization pursuant to which Nexalin Nevada merged with and into a newly incorporated Delaware company of the same name, Nexalin and, as a result, Nexalin succeeded Nexalin Nevada and our existing shareholders exchanged each of their shares in Nexalin Nevada for one twentieth (1/20th) of a common share of the newly formed Delaware corporation. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation.

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

Compensation and Benefits

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Medical device companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants as we attempt to scale our business, we will need to offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation to select employees. Bonus opportunity and equity compensation is expected to increase as a percentage of total compensation based on level of responsibility, and actual bonus pay-out would be based on performance. Pursuant to our 2023 Equity Incentive Plan (the “2023 Plan”), our board is authorized to grant stock options and other stock awards to our employees, directors and consultants.

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

We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering which was completed on September 16, 2022. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least twelve months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

ITEM 1A RISK FACTORS

Investing in our common stock and warrants to acquire common stock is speculative and involves a high degree of risk including the risk of a loss of your entire investment. Before you invest in our common stock or warrants, you should carefully consider the following risk factors. These risk factors contain, in addition to historical information, forward looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. The occurrence of any of the adverse developments described in the following risk factors and in the documents incorporated herein by reference could materially and adversely harm our business, financial condition, results of operations or prospects. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock, which may include the exercise price of any warrants. In addition, the risks and uncertainties discussed below are not the only ones we face. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material, and these risks and uncertainties could result in a complete loss of your investment. A summary of our risk factors is as follows:

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are a Delaware corporation with a limited operating history. We have funded our operations to date primarily with proceeds from private investors and the sale of our stock, including the proceeds from our initial public offering completed in September 2022. We have had only limited sales of our products and services to date. For the year ended December 31, 2023, we incurred a comprehensive loss in the amount of $4,685,427. Our accumulated deficit at December 31, 2023, was $77,038,049.

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

Because of the numerous risks and uncertainties associated with product development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If regulatory authorities require us to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our products, our expenses could increase.

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

We may not be able to continue as a going concern if we do not execute our business plan or obtain additional financing in the future if necessary.

Our independent accountant’s audit report included on this Form 10-K filed states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception, raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon us executing our business plan in the planned amount of time allotted or obtaining additional financing for our planned operations if necessary. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

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

Although we have developed a second-Generation medical device, it has not as yet been approved by the FDA for marketing or sales in the United States. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We may require additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our product development programs or commercialization efforts.

We are currently not cash flow positive and are not certain when and if we will be cash flow positive. We incurred a comprehensive loss in the amount of $4,685,427 for the year ended December 31, 2023. We may need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and have consulted the FDA as part of the pre-submission meetings.

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

If we experience delays or difficulties in the enrolment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

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

We are a party to a quality assurance agreement with a third party for the quality assurance of our products and may enter into additional collaborations in the future. We are dependent upon the success of our current and any future collaborators in performing their responsibilities in connection with the relevant collaboration. If we fail to maintain these collaborative relationships for any reason, we will need to perform the activities that we currently anticipate would be performed by our collaborators on our own at our sole expense. This could substantially increase our capital needs, and we may not have the capability or financial capacity to undertake these activities on our own, or we may not be able to find other collaborators on acceptable terms, or at all. This may limit the programs we are able to pursue and result in significant delays in the development, sale and manufacture of our product candidates and products, and may have a material adverse effect on our business, financial condition and results of operations.

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

We may eventually compete for product sales with other companies, many of which will have greater resources or capabilities than we have or may succeed in developing better products or in developing products more quickly than we do, and we may not compete successfully with them.

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

Market acceptance and sales of any products that we commercialize, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether it will provide coverage for a therapy, what amount it will pay for the therapy and on what tier of its list of covered products, or formulary, it will be placed. The position on a payor’s formulary generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products, and providers are unlikely to prescribe our products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products and their administration.

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

As of December 31, 2023, we had 6 full-time employees and 7 consultants. As the clinical development of our products progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development and regulatory affairs, including a sales and marketing team for our existing products. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The global tensions resulting from the Russia-Ukraine conflict and the conflict in Israel and the Gaza Strip have increased supply interruptions throughout the world and in the United States and may hinder our ability to find the materials we need to make our products. Although, to date, there has been minimal effect upon our business, supply disruptions could make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Risks Related to Doing Business in China

The medical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our products.

A material portion of our research is expected to be conducted in China through the Joint Venture, which we believe confers clinical, commercial and regulatory advantages, but may subject the Joint Venture (and also potentially us) to significant regulatory, liquidity, and enforcement risks. The medical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in China regarding the medical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our products in China and reduce the current benefits we believe are available to us from researching our products in China. The PRC authorities have become increasingly vigilant in enforcing laws in the medical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned. In the event that there are changes, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

There may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws.

We are conducting our research in China through the Joint Venture. Also, the Joint Venture was formed under the laws of Hong Kong and is physically located in Hong Kong. Our joint venture partner, Wider, is located in China. As a result, it may be difficult to effect service of process upon the Joint Venture inside China. It may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the Joint Venture. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the Joint Venture predicated upon the civil liability provisions of the securities laws of the United States or any state.

It may be difficult for us to enforce our rights with respect to the Joint Venture. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against Wider or the Joint Venture if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

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

We expect that a portion of our operations will be conducted in China through the Joint Venture. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past thirty years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operation. More generally, if the business environment in China deteriorates from the perspective of domestic or international investment, our business in China may also be adversely affected.

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

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights, most notably our rights with respect to the Joint Venture. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. Furthermore, the PRC legal system is based in part on government policies and internal rules. As a result, we may not be able to keep ourselves updated with these policies and rules in time. Such uncertainties, including uncertainty over the scope and effect of our contractual property (including intellectual property) and procedural rights, could materially and adversely affect our business and impede our ability to continue our operations.

Restrictions on foreign currency may limit our ability to receive and use our revenue effectively.

The PRC government imposes controls on the conversion of the Renminbi into foreign currencies and, in certain cases, the remittance of foreign currency out of China. To date, the payments we have received from Wider have been in United States dollars, although in the future, payments from Wider or from the Joint Venture may be in Renminbi. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of China’s State Administration of Foreign Exchange (SAFE), by complying with certain procedural requirements. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we would need to obtain approval from SAFE to use cash generated from our operations to pay off any debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may restrict access to foreign currencies for current account transactions in the future. The foreign exchange control system could prevent us from obtaining sufficient foreign currencies to satisfy our foreign currency demands.

Fluctuation in exchange rates could have a negative effect on our results of operations and the value of an investment in the Company.

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

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. As of the date of this Form 10-K, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency or to convert foreign currency into Renminbi.

The approval of the CSRC, and other compliance procedures may be required in connection with any offering we may make and, if required, we cannot predict whether we will be able to obtain such approval.

We do not have any operations in China and will not have any operations other than the Joint Venture following its formation, of which there can be no assurance. As of the date of this Form 10-K, (i) our business operations are carried on outside of China; and (ii) we do not maintain any variable interest entity structure or operate any data center in China. We do not believe that sales of our devices to Wider to date constitute doing business in China. We may still be subject to PRC laws relating to, among others, data security and restrictions over foreign investments due to the complexity of the regulatory regime in China, and the recent statements and regulatory actions by the PRC government relating to data security may affect our business operations in China or even our ability to offer securities in the United States. Our securities are not being offered or sold directly or indirectly in China to or for the benefit of, legal or natural persons of the PRC. Therefore, we have not obtained the approval from either the China Securities Regulatory Commission (the “CSRC”) or the Cyberspace Administration of China (the “CAC”) for any offering we may make in the future, and we do not intend to obtain the approval from either the CSRC or the CAC in connection with any such future offering, since we do not believe that such approval is required under these circumstances. Under the PRC’s current legal system, Chinese citizens have the right to purchase securities publicly issued by overseas companies through legal channels and enjoy corresponding benefits of such ownership. Ownership of such securities does not require approval from the CSRC or the CAC.

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

Recent regulatory developments in China may subject the Joint Venture to additional regulatory review and disclosure requirement, expose the Joint Venture to government interference, or otherwise restrict our ability to offer securities and raise capital outside China, all of which could materially and adversely affect our business and the value of our securities.

In light of the recent statements by the Chinese government indicating its intention to exert more oversight and control over overseas offerings of China-based companies and the proposed CAC review for certain data processing operators in China, we may adjust our business operations in the future, to comply with PRC laws regulating our industry and our business operations through the Joint Venture. However, such efforts may not be completed in a liability-free manner or at all. We cannot that we will not be subject to PRC regulatory inspection and/or review relating to cybersecurity, especially when there remains significant uncertainty as to the scope and manner of the regulatory enforcement. If the Joint Venture is subject to regulatory inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources. The Joint Venture may also be subject to fines or other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

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

Additionally, the Company does not currently believe any of the Company’s scientific data resulting from activities in China to be conducted by the Joint Venture would fall within the Measures for the Management of Scientific Data promulgated by the General Office of the PRC State Council. Therefore, we do not believe the PRC would prevent us from seeking foreign approval and commercialization of our product candidates. In the event the Joint Venture becomes subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

On July 30, 2021, in response to regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement requesting additional disclosures from offshore issuers with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to variable interest entity structures and whether the variable interest entity and the issuer, when applicable, received or were denied permission from the PRC authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded.

On August 1, 2021, the CSRC stated that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that the securities regulators in both countries should strengthen communications on regulating China-related issuers. In light of our business operations, we should not be required to undergo the CAC review for any offering that we may make. However, if the enacted version of the Draft Measures mandates clearance of cybersecurity review and other specific actions to be completed by companies aiming to offer securities outside China, we cannot assure you that the PRC regulatory authorities will not take a contrary view or will not subsequently require us to undergo the approval procedures and subject us to penalties for non-compliance, or that if we are required to obtain such clearance, such clearance can be timely obtained, or at all. If the Joint Venture becomes subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources. We may also be subject to significant fines or other penalties, which could materially and adversely affect our business, financial condition and results of operations. In the event the Joint Venture becomes subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

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

The PRC government has significant influence by allocating resources, providing preferential treatment to particular industries or companies, or imposing industry-wide policies on certain industries. The PRC government may also amend or enforce existing rules and regulation, or adopt ones, which could materially increase our compliance costs of the Joint Venture, change the relevant industry landscape, or cause significant changes to the Joint Venture business operations in China. In addition, the PRC regulatory system is based in part on government policies and internal guidance, some of which are not published on a timely basis, or at all, and some of which may even have a retroactive effect. We may not be aware of all non-compliance incidents at all times, and we may face regulatory investigation, fines and other penalties as a consequence. As a result of the changes in the industrial policies of the PRC government, including the amendment to and/or enforcement of the related laws and regulations, companies with China-based operations, including us, and the industries in which we operate, face significant compliance and operational risks and uncertainties. For example, on July 24, 2021, Chinese state media, including Xinhua News Agency and China Central Television, announced a broad set of reforms targeting private education companies providing after-school tutoring services and prohibiting foreign investments in institutions providing such after-school tutoring services. As a result, the market value of certain U.S. listed companies with China-based operations in the affected sectors declined substantially. We are not aware of any similar regulations that may be adopted to significantly curtail our business operations. However, if such other adverse regulations or policies are adopted in China, the Joint Venture may be materially and adversely affected, which may significantly disrupt our operations and adversely affect our business. In the event any of the foregoing were to occur, we and the Joint Venture will take any and all actions to remain in compliance with any such regulations or policies.

We may be subject to anti-monopoly concerns as a result of our doing business in China.

Article 3 of Anti-Monopoly Law of the People’s Republic of China prohibits “monopolistic practices,” which include: a) the conclusion of monopoly agreements between operators; b) the abuse of dominant market position by operators; c) concentration of undertakings which has or may have the effect of eliminating or restricting market competition. Also, according to Article 19, the operator(s) will be assumed to have a dominant market position if it has following situation: a) an operator has 50% or higher market share in a relevant market; b) two operators have 66% or higher market share in a relevant market; c) three operators have 75% or higher market share in a relevant market. We believe we have not conducted any monopolistic practices in China, and that recent statements and regulatory actions by the Chinese government do not impact our ability to conduct business, accept foreign investments, create the Joint Venture with Wider or list on a U.S. or other foreign stock exchange. However, there can be no assurance that regulators in China will not promulgate new laws and regulations or adopt new series of regulatory actions which may require us or the Joint Venture to meet new requirements on the issues mentioned above.

We may be subject to regulatory and other risks if we were to operate Variable Interest Entities in China

In July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements called variable interest entities (“VIEs”). In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we do not have a VIE structure, due to our Joint Venture, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities may adversely affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations and our business in China and United States, as well as the market price of our securities, may also be adversely affected.

Our business does not appear to be within the targeted areas of concern by the Chinese government. However, because of our Joint Venture, there is a risk that the Chinese government may in the future seek to affect operations of any company with any level of operations in Hong Kong or China, including its ability to offer securities to investors, list its securities on a U.S. or other foreign exchange, conduct its business or accept foreign investment. Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition. If any or all of the foregoing were to occur, it could, in turn, result in a material change in the Company’s operations and/or the value of its common stock and/or significantly limit or completely hinder its ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Furthermore, in the event any of the foregoing were to occur or to be interpreted differently, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, changes in patent laws in the United States, including the America Invents Act of 2011, may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights.

We may not be aware of all third-party intellectual property rights potentially relating to our current and future products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, should we own any patents or patent applications in the future, we may not be certain that we were the first to file for patent protection for the inventions claimed in such patents or patent applications. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), or become involved in opposition, derivation, re-examination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our products and the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, quality control, recordkeeping, labelling, packaging, storage, approval, advertising, promotion, sale, distribution, import, export and reporting of safety and other post-market information, are subject to comprehensive regulation by the FDA and other foreign regulatory agencies including the NMPA. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. As a result of the FDA reclassification ruling in December 2019, which impacted the classification of our devices, we had to suspend marketing of our first-Generation medical device for the treatment of anxiety and insomnia. We are presently communicating with the FDA with regard to amending our previous 510(k) Application for the treatment of anxiety and insomnia with our Gen-1 device in accordance with the FDA ruling. Our Gen-2 and Gen-3 devices have completed development and are in the prototype stage of manufacturing and testing. Securing marketing approval from the FDA in the United States requires the submission of extensive testing and clinical data to regulatory authorities for each therapeutic indication to establish the candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We have chosen, and may continue to choose, to conduct international clinical trials. The acceptance of study data by the FDA, NMPA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to Current Good Clinical Practice requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA may accept the use of some foreign data to support a marketing approval if the clinical trial meets certain requirements. Additionally, the FDA’s clinical trial requirements, including the adequacy of the subject population studied and statistical powering, must be met. Furthermore, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, NMPA or any applicable foreign regulatory authority will accept data from trials conducted outside of its respective jurisdiction. If the FDA, NMPA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

Healthcare providers, physicians, clinicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market and distribute any products for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

●	federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including through civil whistle blower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act, created under Section 6002 of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the “ACA,” and its implementing regulations, created annual reporting requirements for manufacturers of products, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require companies to comply with voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. For example, the ACA, which was enacted in the United States in March 2010, includes measures to change health care delivery, decrease the number of individuals without insurance, ensure access to certain basic health care services and contain the rising cost of care. The healthcare reform movement, including the enactment of the ACA, has significantly changed health care financing by both governmental and private insurers in the United States. With respect to pharmaceutical manufacturers, the ACA increased the number of individuals with access to health care coverage, but it simultaneously imposed, among other things, increased liability for rebates and discounts owed to certain entities and government health care programs, and new transparency reporting requirements under the Physician Payments Sunshine Act. For a detailed discussion of the ACA’s provisions of importance to the pharmaceutical industry, as well as a description of reform legislation passed subsequent to the ACA, see the section titled “Business — Government Regulation — Healthcare Reform Efforts.”

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

Risks Related to Ownership of Our Common Stock and Warrants and Our Status as a Public Company

An active trading market for our common stock and warrants may not develop and you may not be able to resell your shares at or the purchase price, if at all.

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

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market, Nasdaq could delist our common stock.

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

We are required to maintain a minimum bid price of $1.00 per share. On May 10, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq, as the closing bid price for the Company’s common stock was below $1.00 per share as set forth in the Nasdaq listing rules. The Company was afforded 180 calendar days, or until November 6, 2023, to regain compliance with the Nasdaq listing rules. The Company was unable to regain compliance with the bid price requirement by November 6, 2023.

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

On March 6, 2024, the Nasdaq Hearing Panel granted the Company a temporary exception to regain compliance with the Minimum Bid Price Rule until April 25, 2024.

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

The warrants may not have any value.

The warrants have an exercise term which expires three (3) years from the date of the closing of our initial public offering (September 16, 2022) at an initial exercise price equal to $4.15 per share. There can be no assurance that the market price of our shares of common stock will ever equal or exceed the exercise price of the warrants. In the event that the stock price of our shares of common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our shares equal or exceed $12.45 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our public offering. To date, however, we have not filed any registration statement to provide for the exercise and free trading of the underlying shares of common stock. Redemption of the outstanding warrants could force holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.

Holders of the warrants have no rights as a common stockholder until they acquire our common stock.

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

If equity research analysts do not publish research or reports, or publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

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

A significant portion of our total outstanding shares were restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly.

Upon completion of our public offering in September 2022, we had outstanding 7,279,961 shares of our common stock. Of these shares, the 2,315,000 shares sold in our public offering are freely tradable and 1,528,271 pre offering shares were eligible for sale in the public market immediately upon the effectiveness of the registration statement for the offering. As of March 20, 2023, the expiration of the 180-day lock-up period after the public offering, an additional 3,362,567 shares of our common stock (including an aggregate of 1,704,438 shares held by officers, directors and affiliates) are now eligible for future sale in the public market, subject in certain circumstances to the volume, manner of sale and other limitations under Rule 144 and Rule 701.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 27.93% of our outstanding common stock, based on the number of shares of our common stock outstanding as of March 22, 2024. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws that became effective on December 1, 2021 (as amended August 11, 2022) may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;

●	require that stockholder actions must be affected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

●	limit who may call stockholder meetings; and

●	require the approval of the holders of at least 66.66% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws or remove a director.

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

We cannot predict if investors will find our common stock or warrants less attractive because we will rely on these exemptions. If some investors find our common stock or warrants less attractive as a result, there may be a less active trading market for our common stock and warrants and the trading prices for our securities may be more volatile. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.07 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we

(a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least twelve months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in this Form 10-K and our other periodic reports and proxy statements.

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

We have identified certain material weaknesses in our internal controls, which could impair our ability to produce accurate consolidated financial statements on a timely basis.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the rules and regulations of The Nasdaq Capital Market, or Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As required by Section 404 of the Sarbanes-Oxley Act, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for each fiscal year. This requires us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and we expend significant management efforts.

As of the fiscal year ended December 31, 2023, our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective due to the following material weaknesses:

●	Lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process, including the review of reconciliations and the accounting for the Company’s stock options that were granted in the current year; and

●	Insufficient IT controls which are effectively designed and implemented, specifically related to user/superuser access to the Company’s financial reporting system.

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

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. The foregoing are only selected examples of potential challenges, and other tax positions we have taken or may take in the future could become the subject of disputes with one or more tax authorities. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such an assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We maintain an information security program and governance framework that is designed to protect our information systems against operational risks related to cybersecurity.

Our Board of Directors is primarily responsible for overseeing and governing our cybersecurity risk management program. The Audit Committee of our Board of Directors is responsible for overseeing management’s processes for identifying and mitigating risks that affect our operations, including cybersecurity risks. Procedures for assessing, identifying and managing cybersecurity-related risks are incorporated into our overall risk management framework. Senior leadership regularly briefs the full Board of Directors on our cybersecurity and information security posture and the Audit Committee is apprised of cybersecurity incidents deemed to pose a critical risk to our information technology (“IT”) assets or business. We rely upon in-house and cybersecurity vendors to monitor our IT systems and assets and have a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader cybersecurity ecosystem.

Although we have not, as of the date of this Report on Form 10-K, experienced a cybersecurity incident that materially affected our business, financial condition and results of operations, we can provide no assurance that we will not experience a material cybersecurity incident in the future.

ITEM 2. PROPERTIES

Our principle executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are housed at this location. Our lease payments for each of fiscal years 2023 and 2022 were $54,000. The sub-leases are due to expire in 2024. We have entered into a new one year sublease for 4,000 square feet of office space under an operating lease. We sublease our space and will continue to sublease our space from an entity controlled by our Chief Executive Officer. We do not have any increase from the primary lease payments for the sub-lease arrangements.

We do not own or operate manufacturing facilities for the production of any of our products, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We believe our current premises are sufficient for our needs at this time and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. Although the parties are seeking mediation, the court has set a trial in this matter for November 18, 2024. Management’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. The total amount involved was approximately $300,000. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We plan to further negotiate with the EDD and proceed with a settlement offer. The Company has accrued $40,000 and $300,000 on the audited consolidated balance sheets as of December 31, 2023 and 2022 respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss. The Company believes it has adequately accrued for this matter.

The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094. The Company and the University of Arizona agreed on the terms of a settlement for the amounts claimed by the University, whereby the Company is to pay an aggregate of approximately $69,000 (in three equal monthly payments) in full satisfaction of amounts the University claims it is owed. The settlement amount was paid in full as of December 31, 2023.

ITEM 4. MINE SAFETY

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “NXL.” Our common stock warrants are listed for trading on The Nasdaq Capital Market under the symbol “NXLIW”

Equity Holders

As of March 22, 2024, the number of stockholders of our common stock of record was approximately 878 persons and the last reported closing price per share of our common stock on such date was $0.484. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023. The Plan provides that maximum number of shares of Common Stock available for the grant of awards under the Plan shall be 1,500,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan is administered by the Compensation Committee of the Board of Directors, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

The Board has granted certain awards in accordance with the 2023 Plan to Mr. White, Dr. Owens and Mr. Michael Nketiah (“Awards”).

Mr. White was awarded a sign on/retention bonus of 447,427 vested stock options and 939,597 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 313,199 options were approved by the Board. The exercise of these options is subject to vesting.

Dr. Owens was awarded a sign on/retention bonus of 139,821 vested stock options and 654,362 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 218,121 options were approved by the Board. The exercise of these options is subject to vesting.

Mr. Nketiah was awarded 100,671 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 33,557 options were approved by the Board. The exercise of these options is subject to vesting.

On December 12, 2023, various consultants, Board members and employees were awarded shares of common stock and/or stock options for 2023 services with a value of $642,029. The December 12, 2023 awards are subject to shareholder approval to amend our 2023 Equity Incentive Plan so as to provide for additional shares to be available for the grant of awards.

See Item 11. “Executive Compensation” for a discussion of certain stock related compensation agreements with certain of our executive officers.

Reverse Stock Split

We have filed a definitive proxy statement requesting stockholders approve a Reverse Stock Split Amendment, pursuant to which the Board will be authorized, in its discretion, to proceed with a Reverse Stock Split. The exact ratio of the Reverse Stock Split, within the 1-for-4 to 1-for-14 range, would be determined by our Board and publicly announced by us prior to the effective time of the Reverse Stock Split. The sole purpose for the proposed Reverse Stock Split is to increase the per share market price of our Common Stock to meet the Nasdaq Minimum Bid Price Rule for continued listing on The Nasdaq Capital Market. The proposed Reverse Stock Split was approved by stockholders on March 7, 2024. The filing of the Reverse Stock Split Amendment and the Reverse Stock Split will only be implemented if our Board determines they are necessary to regain and maintain compliance with the Nasdaq Minimum Bid Price Rule.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this annual report on Form 10-K. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors” in this annual report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety and insomnia, without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices in the United States. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes and patient cables. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team decides on a new 510(k) application at 4 milliamps based on FDA comments expected to be received in April 2023. Our regulatory team continues to inform the FDA of the suspension of the marketing and sale of the Gen-1 products to new providers. We are analyzing whether to proceed with an amended application with the FDA for Gen-1 devices for the treatment of insomnia and anxiety.

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as “Generation 2” or “Gen-2” and “Generation 3” or “Gen-3.” Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in development for the treatment of depression utilizing both Gen-2 and Gen-3. The new Gen-3 device is also scheduled for additional pilot trials and/or pivotal trials for anxiety and insomnia in the United States and China beginning in the third quarter of 2023. Preliminary data provided by The University of California, San Diego supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

Additionally, a new pre-submission document in preparation of a new 510(k) and/or de novo for our Gen-3 Halo headset at 15 milliamps was filed with the FDA in January of 2023. Formal comments to our pre-submission document filing were received in March of 2023. A formal meeting to address FDA comments took place on May 9, 2023. Minutes of the meeting with the FDA were filed with the FDA on May 16, 2023. A new updated pre-sub filing is planned for filing in January 2024. This filing will contain final clinical protocol designs and the results of usability testing on our Gen-3 headset.

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

All our products are non-invasive and undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as waveform - particularly our proprietary, 15 milliamp patented symmetrical waveform. Our devices generate a high frequency carrier wave that is charge balanced. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, we have created a waveform that is undetectable to the brain which allows the increase of the power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive and comfortable treatment that is more powerful than any stimulation device in the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

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

Our China Gen-2 15 milliamp device was approved in China by the NMPA for the treatment of insomnia and depression in China. This device and all other clinical devices will include a single use electrode for long term revenue streams. The USA Gen-2 device will have a fresh and modern appearance that meets the technology standards of the digital tech world of 2023. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased devices to the new symmetric15-milliamp waveform. Our Gen-2 device will be equipped with RFID technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. This ensures a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes are sustained.

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

Recent Developments

Formalized Joint Venture; China Related Activities

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Annual Report on Form 10-K, (i) our operations are carried on outside of China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the company plans to recognize the equity method results of the Joint Venture on a one-quarter reporting lag. Therefore, no operating activity in the Joint Venture was recorded through the year ended December 31, 2023.

The investment in the Joint Venture is accounted for using the equity method of accounting. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of income. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the Joint Venture, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider invested $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 300,000 shares upon Wider’s achievement of certain milestones. The fair value of the 150,000 shares issued during the year ended December 31, 2020 (less the invested $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the twelve months ended December 31, 2023, the Company issued an additional 150,000 shares to affiliates of Wider in satisfaction of obligations pursuant to the collaborative agreement and also recognized its obligation to issue an additional 150,000 shares. The grant date fair value of the 300,000 shares issued and to be issued resulted in a charge to research and development of $1,500,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss.

In September of 2021, the China National Medical Products Administration (the “NMPA”), the equivalent of the FDA, approved the Gen-2 device for marketing and sale in China for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed Wider to market and sell the Gen-2 device in China for the treatment of insomnia and depression.

Our participation in the Joint Venture with Wider in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations of the Joint Venture in China and our prospects generally.

We face additional risks in China due to China’s historically limited recognition and enforcement of contractual and intellectual property rights. We may experience difficulty enforcing our intellectual property rights in China. If we cannot adequately monitor the use of our technologies and devices or enforce intellectual property rights related to our devices in China or contractual restrictions relating to use of our intellectual property by Chinese companies, our revenue could be adversely affected.

The Joint Venture with Wider is subject to laws and regulations applicable to foreign investment in China. There are uncertainties regarding the interpretation and enforcement of laws, regulations and policies in China. Because many of the laws, regulations and policies applicable to our operations in China are relatively new, the interpretations of such laws, regulations and policies are not always uniform. Moreover, the interpretation of statutes and regulations may be subject to government policies reflecting domestic political agendas. Enforcement of existing laws or contracts may be uncertain. As a result of the foregoing, it may be difficult for us to obtain timely or equitable enforcement of laws ostensibly designed to protect companies like ours, which could have a material adverse effect on our business and results of operations. Our ability to monetize the Joint Venture in China may also be limited.

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

Our financial results for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years Ended December 31,
	2023	2022	Change $	Change(1) %
Revenues, net	$110,748	$1,321,357	$(1,210,609)	(92%)
Cost of revenues	25,688	363,212	(337,524)	(93%)
Gross profit	85,060	958,145	(873,085)	(91%)

Operating expenses:
Professional fees	574,598	605,329	(30,731)	(5%)
Salaries and benefits	1,387,916	694,108	693,808	100%
Selling, general and administrative	3,818,842	1,491,739	2,327,103	156%
Total operating expenses	5,781,356	2,791,176	2,990,180	107%

Loss from operations	(5,696,296)	(1,833,031)	(3,863,265)	211%

Other income (expense), net:
Interest income (expense), net	(38,835)	(59,382)	20,547	(35%)
Gain on sale of short-term investments	231,880	-	231,880	100%
Other income	239,542	171,681	67,861	40%
Gain on extinguishment of debt	615,000	-	615,000	100%
Other income - PPP loan forgiveness	-	22,916	(22,916)	(100%)
Total other income (expense), net	1,047,587	135,215	912,372	675%

Net loss	$(4,648,709)	$(1,697,816)	$(2,950,893)	(174%)

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	(36,718)	36,313	(73,031)	(201%)
Comprehensive loss	$(4,685,427)	$(1,661,503)	$(3,023,924)	(182%)

(1)	Percentages may not foot due to rounding.

Revenues

For the years ended December 31, 2023 and 2022, we generated $110,748 and $1,321,357, respectively, of revenue primarily from the sale of devices, supplies and from the reimbursement of costs. In addition, we generated income from licensing and treatment fee agreements with our customers by charging a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derive revenue from equipment by selling electrodes and patient cables to customers for use with our device. The decrease in revenue for 2023 compared to 2022 was primarily due to lack of device sales, royalties and expense reimbursements in 2023, relative to 2022. Our distribution partner’s customer was forced shut down operations as a result of the Covid related downturn in China. This resulted in no new device sales in 2023.

Cost of Revenues and Gross Profit

For the years ended December 31, 2023 and 2022, cost of revenues were $25,688 and $363,212, respectively, yielding a gross profit of $85,060 and $958,145, respectively, or 77% and 73%, respectively. Such increase in gross margin was due to the change in our sources of revenue. In 2023 our revenue was from licensing fees and the sales of electrodes and patient cables. The licensing fees have no related costs. Our cost of revenue in 2022 included costs to produce devices, the cost of the electrodes and patient cables and shipping supplies, In 2022 our revenue was primarily from sales of equipment. The equipment has higher related costs of revenue and related shipping costs.

Operating Expenses

Total operating expenses for the years ended December 31, 2023 and 2022 were $5,781,356 and $2,791,176, respectively. The increase is primarily due to an increase in salaries and benefits of approximately $694,000, an increase in insurance of approximately $193,000, an increase in travel of $122,000, an increase in regulatory and compliance of approximately $33,000 an increase in research and development of approximately $1,411,000, an increase in stock compensation of approximately $680,000 and an increase in taxes of approximately $40,000. The increase in stock compensation is primarily due to employee bonuses and consulting fees payable in stock and employees stock options.

The increase in salaries and benefits is due primarily to a full year of salary for our Senior VP including his accrued bonus, the increase in salary of our CEO including paid and accrued bonuses, a full year of salary for our Administrative Manager, the implementation of a company health insurance plan, and an increase in staff salaries. The increase in insurance is primarily due to the cost of our Directors and Officers insurance policy. The increase in travel is primarily due to costs associated with meetings with our joint venture partners, staff visits to our Houston office and travel related to investor relations. The increase in regulatory costs is primarily related to working towards obtaining FDA approval. The increase of approximately $1,410,000 in research and development is primarily related to the expense resulting from shares issued and to be issued to certain designated Wider shareholders as a result of Wider’s achievement of certain milestones pursuant to the terms of agreements.

Other Income (Expense), net

Other income (expense), net, as of December 31, 2023 and 2022 were $1,047,587 and $135,215. As of December 31, 2023 this amount consists of gain on short term investments of $231,880, dividend income of $6,493, settlement of previously accrued expenses of $194,320, income resulting from the Employer Retention Credit of $38,729 and income resulting from the extinguishment of a Note Payable and respective accrued interest in the amount $615,000. These amounts were offset by net interest expense of $38,835. As of December 31, 2022, other income consists of PPP loan forgiveness of $22,916, settlement income as a result of interest forgiveness of $168,245 reduced by interest expense net of interest and dividend income $55,946.

Liquidity and Capital Resources

Working Capital

	December 31, 2023	December 31, 2022
Current assets	$3,429,892	$7,425,462
Current liabilities	425,281	1,948,986
Working capital	$3,004,611	$5,476,476

Current assets decreased for the year ended December 31, 2023 primarily as a result of the reduction in short term investments as a result of funding our operations. Cash and cash equivalents increased by approximately $417,000. Short-term investments decreased by approximately $4,463,000. Prepaid expenses and other current assets increased by approximately $50,000.

Current liabilities decreased for the year ended December 31, 2023. Accounts payable decreased approximately $499,000, accrued expenses decreased approximately $279,000, lease liability – current portion decreased by approximately $46,000, loans payable – officer decreased by $200,000 and note payable decreased by $500,000.

Cash Flows

The following table summarizes our consolidated cash flows for the twelve months ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(3,835,384)	$(2,215,699)
Net cash provided by (used in) investing activities	$4,452,872	$(6,794,879)
Net cash provided by (used in) financing activities	$(200,000)	$8,511,543

Net Cash Used In Operating Activities

Net cash used in operating activities was $3,835,384 for the year ended December 31, 2023, as compared to $2,215,699 for the respective period in 2022, primarily due to the net loss of $4,648,709 and $1,697,816, respectively, as well as increases in prepaid assets and inventory. These amounts were also offset by increases of approximately $2,413,375 and $270,670 of stock compensation during the periods, respectively and extinguished a note payable and accrued interest in the amount of $615,000.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities during the year ended December 31, 2023 and 2022 was $4,452,872 and ($6,794,879), respectively, which was due to short-term investment sales of approximately $41.3 million offset by purchases of $36.6 million of short-term investments, the purchase of patents of approximately $99,000 and an investment in our equity method investment of $96,000. Net cash (used in) investing activities in 2022 of $6,794,879 was due to the purchase of short term investments.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities during the year ended December 31, 2023 and 2022 was ($200,000) and $8,511,543, respectively, which was primarily due to the sale of common stock in connection with our initial public offering, for cash in 2022. In 2023, the Company paid off a note payable to an officer in the amount of $200,000.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing development costs, legal and other regulatory expenses, and general administrative costs. Although we have produced Gen-2, which had previously sold in China where it is approved for certain utilizations by medical practitioners, the success of our future products is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the manufacture, regulatory approvals and market acceptance of the Gen-3 device. We are also unable to predict when, if ever, net cash inflows from revenues will enable us to be cash flow positive. This is due to the numerous risks and uncertainties associated with developing products, including, among others, the uncertainty of:

●	successful enrolment in, and completion of clinical trials;

●	performing preclinical studies and clinical trials in compliance with the FDA or any comparable regulatory authority requirements;

●	the ability to outsource the manufacture of our products for development, clinical trials and/ or potential commercialization;

●	obtaining and maintaining patent, trademark and trade secret protection for our products;

●	scaling the commercial sales of products, if and when approved, whether alone or in collaboration with others;

●	acceptance of existing therapies, and future therapies, if and when approved, by healthcare providers, physicians, clinicians, patients and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	protecting our rights in our intellectual property portfolio; and

●	maintaining a continued acceptable safety profile of our products following approval.

Liquidity and Capital Resources

At December 31, 2023, the Company had a significant accumulated deficit of $77.0 million. For the year ended December 31, 2023, the Company had a loss from operations of $5.7 million and negative cash flows from operations of $3.8 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices in China to its acting distributor. The Company anticipates that we will continue to incur operating losses as we continue to execute our development plans through 2024, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. As of the year ended December 31, 2023, the Company had cash and cash equivalents on hand of $580,230 and short-term investments of $2,368,203.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors including, favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 3 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplemental Data” of this report.

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments became effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

In August of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by ASC 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company is currently evaluating the potential impact of adopting this standard on our disclosures.

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The company is currently evaluating the potential impact of adopting this standard on our disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Factors That May Affect Future Results and Financial Condition

The information contained under the caption “Risk Factors” beginning on page 16 of this Form 10-K provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Readers should be aware that the occurrence of any of the events described in these risk factors could have a material adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

There are no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the following material weaknesses:

●	Lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process, including the review of reconciliations and the accounting for the Company’s stock options that were granted in the current year; and

●	Insufficient IT controls which are effectively designed and implemented, specifically related to user/superuser access to the Company’s financial reporting system.

The deficiencies described above if not remedied, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

To address our material weakness, we intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and Management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at December 31, 2023, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this report. Accordingly, we believe, based on our knowledge that: (i) this report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this report.

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

This Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

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

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVES AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age as of December 31, 2023, and position of the individuals who currently serve as our directors and executive officers. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers:
Mark White	63	President, Chief Executive Officer, Chief Financial Officer, Director
David Owens, M.D.	62	Chief Medical Officer, Director
Michael Nketiah	48	Senior Vice President of Quality, Clinical and Regulatory

Non-Employee Directors:
Leslie Bernhard	79	Director
Alan Kazden	63	Director
Ben Hu, M.D.	66	Director

Executive Officers and Significant Employees

Mark White, President and Chief Executive Officer, Chief Financial Officer Board of Directors

Mr. Mark White has been with Nexalin since 2012, first as an independent consultant from 2012 to 2018, and then as President and Chief Executive Officer from 2018 to present. Mr. White is a versatile health technology executive with over twenty-five years in leadership roles spanning medical device development, clinical operations and business development. Prior to joining Nexalin, he owned and operated his own clinics and addiction centers, where he saw first-hand the positive results the technology achieves. Early in his career, Mr. White spent several years building companies and recruiting successful management teams to accelerate growth across several industries. Mr. White attended the University of Houston.

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

Michael Nketiah, Senior Vice President of Quality, Clinical and Regulatory

Michael Nketiah joined the Company in December, 2022 as its Senior Vice President of Quality, Clinical and Regulatory. He is an expert in regulatory affairs, clinical and quality assurance specializing in US FDA and international regulatory approvals with over 23 years working directly with the FDA in the medical device and life sciences industries. His experience includes developing quality systems, authoring various US FDA regulatory submissions, and assisting with clinical operations. From November 2021 to October 2022, he was Vice President of Quality and Regulatory Affairs at InterVenn Bioscience. From April 2019 to November 2021 Mr. Nketiah was Vice President of Quality and Regulatory Affairs at Tivie Health Systems, Inc. He also served as vice President Quality, Regulatory Affairs and Operation at Siris Medical Inc. from November 2015 to April 2019 and held similar positions at various companies such as ClearPath Surgical, Previvo Genetics, Inc. and other companies over the prior ten years. Michael holds two (2) Bachelor of Science degrees in Chemistry and Mechanical Engineering, and an MBA degree.

Marilyn Elson, Controller

Ms. Marilyn Elson joined Nexalin as Chief Financial Officer in January 2022 and served in that capacity until November 1, 2023. Ms. Elson currently serves as Controller for the Company. She has been a Certified Public Accountant for approximately 35 years, providing services for a range of clients including real estate partnerships, corporations, and high net worth individuals. Ms. Elson is a stockholder of the Company. She is a member of U.S. Asian Consulting Group, LLC, which renders advice and consulting services, including services to the Company. Ms. Elson co-founded a boutique accounting firm of which she was a member. Ms. Elson terminated her ownership status with that firm in order to serve as Comptroller for a medical technology company, guiding the company through a public offering and listing on a stock exchange. Ms. Elson received a B.A. in Accounting from Queens College and a M.S. in Taxation from Pace University.

Non-Employee Directors

Leslie Bernhard, Chairman of the Board

Ms. Leslie Bernhard is the founder of AdStar, Inc., an electronic ad intake service to the newspaper industry, and previously served as its president, chief executive officer and executive director. Her current and prior service on other public company boards includes Milestone Scientific, Inc., where in addition to being chair Ms. Bernhard was also interim chief executive officer; Sachem Capital Corp., a Connecticut-based real estate investment trust; Universal Power Group, Inc., a global supplier of power solutions; and Sharp Link Gaming, Inc., a Minnesota based online performance marketing company. Ms. Bernhard holds a B.S. Degree in Education from St. John’s University.

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

Ben V. Hu M.D.

Dr. Ben V. Hu is a founding investor and shareholder in Nexalin. Dr. Hu is currently in private practice in Ohio, focusing on Ophthalmology. Since 2018, he has advised the Nexalin executive team on market development strategies and clinical trial structures to support marketing and distribution at a global level. Dr. Hu is also an advisor and member of the Board of Directors to Med-logics Inc., a company developing a surgical technology for cataract surgery utilizing a new patented technology. Dr Hu was awarded his Doctor of Medicine in 1983 from Case Western University and his Chemical Engineering degree from MIT School of Chemical Engineering.

Medical Board Advisors

Our Medical Board advises our management team in planning, development and execution of scientific, clinical and research and development initiatives and strategies. Our Medical Board consists of experts across a range of key disciplines relevant to our initiatives.

Our current Medical Board advisors are:

Abe Scheer, M.D.

Dr. Abraham Scheer specializes in both neurology and psychiatry. Dr. Scheer has over forty years of experience in the field of neurosciences. Dr. Scheer has lectured extensively throughout the United States on neuromodulation devices. Dr. Scheer was part of the Speakers’ Bureau for both Medtronic’s and Cyberonic’s Neuromodulating Divisions. His clinical expertise includes Adult and Child Neurology, Brain Injury Medicine and Adult and Child Psychiatry. Dr. Scheer has trained and worked at the finest medical institutions in the United States, which include Columbia University College of Physicians and Surgeons, Cornell Medical College, George Washington University, Georgetown University, University of Connecticut and the University of Pittsburgh. Dr. Scheer served as Director of Neurology and Stroke Services for Beebe Healthcare in Delaware. He is currently a neurohospitalist/neurointensivist for Bay Health in Delaware. Dr. Scheer is the cousin of our Controller, Marilyn Elson.

Dr. Scheer and the Company entered into consulting agreements whereby Dr. Scheer agreed to provide consulting services to the Company during the year ended December, 2022. For his services he was compensated with 10,000 shares of common stock of the Company. Dr. Scheer’s agreement with the Company has expired. The Company and Dr. Scheer are discussing terms of a new consulting arrangement.

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

Non-Medical Board of Advisors

Nexalin has also established a non-medical Board of Advisors. The members of the Board of Advisors serve at the request of the Board and advise and make recommendations with respect to the strategic direction of the company and similar matters. The members of the Board of Advisors do not have, or shall be deemed to have, a fiduciary relationship in respect of the company. The members of the Board of Advisors are set forth below. We have entered into agreements with each member of the Board of Advisors, which set forth the terms and conditions relating to the individual’s service on the Board of Advisors. The agreements provide for an initial one-year term, which can be extended for an additional year. The agreements commenced December 24, 2021, and include confidentiality and protection of Company’s intellectual property, and indemnification protection. Under the agreements, each advisor is entitled to receive $80,000 worth of our Common Stock. The value of the shares issuable is $5.00 per share, which was the price of our Common Stock based upon transactions with unaffiliated third parties at such time. All the members of our Board of Advisors have waived compensation for fiscal 2022. We did not have any formal agreements for fiscal 2023 and no compensation expense for fiscal 2023.

Tucker Anderson

Tucker Andersen spent twenty-seven years with the private investment partnership Cumberland Associates, including fifteen years as a co-managing partner of the firm. Subsequent to his retirement from that position, he founded Above All Advisors, a consulting and investment firm. He is on several advisory and private company boards, including Questech Corporation, Value Insight Partners, and Artificial Cell Technologies. He received his B.A. in Quantitative Studies from Wesleyan University in 1963. Tucker is the recipient of both the Wesleyan Distinguished Alumnus Award and the Exeter Founder’s Day Award. He is both a Chartered Financial Analyst and an Associate Member of the Society of Actuaries.

Leonard Osser

Leonard Osser has been a Director of Milestone Scientific, Inc. since he founded that company in 1989. He served as Chief Executive Officer of Milestone Scientific from the time of its founding until 2021, other than twice during the last 20 years when he intended to retire from that position. He served as Chairman of Milestone Scientific from 1991 until September 2009 at which time he resigned as Chairman of Milestone Scientific but remained a director. Mr. Osser serves as Managing Member of U.S. Asian Consulting Group LLC, which provides various consulting services to the Company. Mr. Osser is a shareholder of the Company. He is a member of our non-medical Board of Advisors and serves as Director of China operations.

Gian Domenico Trombetta

Gian Domenico Trombetta has been the President and CEO of Innovest S.p.A. an Italian corporation specializing in private equity and distressed assets since 1992. He was previously with Booz Allen & Hamilton Inc. focusing on strategy and acquisition services. Mr. Trombetta received a B.A, from Luiss University in Rome in 1984. Mr. Trombetta is also an independent director of Milestone Scientific Inc.

Family Relationships

Ms. Marilyn Elson, our Controller, is the spouse of Leonard Osser, a member of our non-medical Board of Advisors and director of China Operations. Ms. Elson is the cousin of Abraham Scheer, one of the members of our Medical Board of Advisors. Dr. Nancy White, a member of our Medical Board of Advisors, is the mother of Mr. Mark White, our Chief Executive Officer. Other than as stated in the preceding two sentences, there are no family relationships between any of our directors or executive officers.

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

Director Independence

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that all of our directors (Leslie Bernhard, Alan Kazden and Ben Hu M.D.) other than Mark White and Dr. Owens have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our share capital held by each non-employee director.

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

Audit Committee

Our audit committee is composed of our three independent directors, Alan Kazden, Leslie Bernhard and Ben Hu M.D. Our board of directors has determined that each of these persons are independent within the meaning of applicable Nasdaq listing requirements and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Alan Kazden is the chairman of the audit committee; our board of directors has determined that he is an “audit committee financial expert” as defined by SEC rules and regulations. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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

Compensation Committee

Our compensation committee is composed of three directors, Alan Kazden, Leslie Bernhard and Ben Hu, M.D., each of whom is a non-employee member of our board of directors as defined in Rule 16b-3 under the Exchange Act. Alan Kazden is the chairman of the compensation committee. Our board of directors has determined that the composition of our compensation committee satisfies the applicable independence requirements under, and the functioning of our compensation committee complies with the applicable requirements of, Nasdaq listing rules and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

●	establishing and approving, and making recommendations to the board of directors regarding, performance goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting, or recommending to the full board of directors for approval, the chief executive officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;

●	setting the compensation of our other executive officers, based in part on recommendations of the chief executive officer;

●	exercising administrative authority under our stock plans and employee benefit plans;

●	establishing policies and making recommendations to our board of directors regarding director compensation;

●	reviewing and discussing with management the compensation discussion and analysis that we may be required from time to time to include in SEC filings; and

●	preparing a compensation committee report on executive compensation as may be required from time to time to be included in our annual proxy statements or annual reports on Form 10-K filed with the SEC.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is composed of three directors, Alan Kazden, Leslie Bernhard, and Ben Hu, M.D. Alan Kazden is the chairman of the nominating and corporate governance committee. Our board of directors has determined that the composition of our nominating and corporate governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of, Nasdaq listing standards and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our nominating and corporate governance committee. The nominating and corporate governance committee’s responsibilities include:

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

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors will not have a standing risk management committee but will rather administer this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. Our board of directors is responsible for monitoring and assessing strategic risk exposure and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee will also monitor compliance with legal and regulatory requirements. Our nominating and corporate governance committee will monitor the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee will assess and monitor whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. While each committee will be responsible for evaluating certain risks and overseeing the management of such risks, our entire board of directors will be regularly informed through committee reports about such risks.

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

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is or has at any time during the past year, been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving on our board of directors or compensation committee.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Our named executive officers for the year ended December 31, 2023, which consist of our principal executive officer and our other most highly compensated executive officers, were:

Mark White, our President, Chief Executive Officer and Chief Financial Officer

Marilyn Elson, former Chief Financial Officer (to November 1, 2023)

David Owens, M.D., our Chief Medical Officer

Michael Nketiah, our Senior Vice President of Quality, Clinical and Regulatory

Summary Compensation Table

The following table presents the compensation awarded to, earned by, or paid to our named executive officers, during the two (2) years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary $	Board Fee and Consulting $	Bonus $	Stock / Option Awards(2)(4) $	Total $
Mark White	2022	191,292	-	-	-	191,292
Chief Executive Officer/Chief Financial Officer	2023	272,500	-	170,000	237,315	679,815

Marilyn Elson(1)	2022	345,000	-	-	-	345,000
Former Chief Financial Officer	2023	320,000	-	-	200,000	520,000

David Owens, M.D.(3)	2022	-	-	-	-	-
Chief Medical Officer	2023	-	42,800	-	111,678	154,478

Michael Nketiah	2022	32,080	-	-	-	32,080
Senior Vice-President of Quality, Clinical and Regulatory	2023	250,000	-	30,000	10,470	290,470

(1)	Ms. Elson ceased to serve as our Chief Financial Officer as of November 1, 2023.
(2)	The amounts reported in this column is the aggregate fair value of each stock and option award in the applicable years.
(3)	David Owens, M.D., Chief Medical Officer, has no 2022 compensation due to waiver of his 2022 compensation.
(4)	Mssrs. White and Nketiah’s option awards include their one-time sign-on bonus and year one of performance based option award earned in 2023. Dr. Owens’ option awards are his year one performance based option award earned in 2023.

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

The compensation committee of our board of directors has historically reviewed and made recommendations to our board of directors regarding our executives’ compensation. Our compensation committee typically reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. Based on those discussions and its discretion, the compensation committee then recommends compensation for each executive officer for approval by our board of directors. To date, our compensation committee has not adopted a peer group of companies for purposes of determining executive compensation.

On January 11, 2022, the Company entered into an employment agreement with Marilyn Elson to serve as Chief Financial Officer of the Company for a three-year term with an option for the Company and Ms. Elson to extend the term for an additional two years. Effective November 1, 2023 Ms. Elson has stepped down as Chief Financial Officer. She continues as Controller for Nexalin. Ms. Elson is the spouse of the other member of U.S. Asian.

On July 1, 2023, the Company entered into a new employment agreement with Mark White to serve as Chief Executive Officer, a new services agreement with David Owens, M.D. to serve as Chief Medical Officer and a new employment agreement with Michael Nketiah to serve as Senior Vice President, Quality, Regulatory and Clinical Affairs. Each of the foregoing agreements are governed by three-year terms and provide compensation in the form of performance-and service-based stock option awards based on the closing price of the Company’s publicly traded common stock on the applicable date of grant.

Under the terms of his employment agreement, Mr. White is entitled to a sign on/retention bonus of $50,000 and 447,427 vested stock options. In addition, Mr. White may earn performance based compensation of 939,597 stock options and $120,000 per annum. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 313,199 options and $120,000 were approved by the Board. All options are exercisable at $.894.

Under the terms of his service agreement, Dr. Owens was awarded a sign on/retention bonus of 139,821 vested stock options and 654,363 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 218,121 options were approved by the Board. The exercise of these options is subject to vesting.

Under the terms of his employment agreement Mr. Nketiah was awarded 100,671 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. In addition, Mr. Nketiah may earn $30,000 per annum based on performance. The 2023 performance criteria was met and 33,557 options and $30,000 were approved by the Board. The exercise of these options is subject to vesting.

A portion of the nonqualified stock options granted to Messrs. White, Owens and Nketiah that are subject to future vesting are contingent upon the approval of the stockholders to increase the 2023 Plan capacity so as to authorize additional shares of common stock reserved for issuance under the 2023 Plan.

The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our 2023 Plan.

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying Common Stock, expected option life, the forfeiture rate and expected volatility in the market value of the underlying Common Stock.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics different from those of our traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities with a term similar to the expected term. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus assumes a 0% dividend yield. We calculate the expected volatility of the stock price based on the corresponding volatility of our peer group stock price for a period consistent with the underlying instrument’s expected term. The expected lives for such grants were based on the simplified method for employees and directors.

The awards are measured at the grant date fair value of the equity instruments to be issued, and the Company recognizes compensation cost for grants to non-employees on a straight-line basis over the period of the grant. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable.

It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed above.

Annual Base Salary

Base salaries for our executives are initially established through arm’s length negotiation at the time the executive is hired, considering such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are to be reviewed annually in January by our compensation committee and approved by our board of directors in connection with our annual performance review process. Salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also confer with a compensation consultant or draw upon the experience of members of our board of directors with other companies. The 2023 and 2022 base salaries of our named executive officers are as follows:

	December 31,
	2023	2022
Name	$	$
Mark White(1)	272,500	200,000
David Owens, M.D(2)	-	150,000
Michael Nketiah	250,000	250,000
Marilyn Elson(3)	300,000	360,000

(1)	During the year 2022, Mr. White received less cash compensation than the agreed upon compensation. Mr. White agreed to waive any amounts which were not paid under his employment agreement.
(2)	For the 2022 year, Dr. Owens received no compensation. The amount stated above reflects the employment agreement amount. Dr Owens waived his compensation for fiscal 2022. Dr. Owens 2023 compensation is in the form of stock options.
(3)	Ms. Elson was entitled to a base salary of $360,000 per annum. Ms. Elson stepped down as an officer of the Company effective November 1, 2023. The amount reflected in the table above is for the period from January 1 - October 31, 2023.

Health and Welfare Benefits

We adopted a company medical benefit plan in fiscal year 2023 and all employees are eligible to participate. The Company believes that the plan is usual and customary in nature to provide health coverage for all employees.

Non-Employee Director Compensation

Non-employee directors Alan Kazden, Ben Hu, M.D. and David Owens, M.D. are each to receive shares of our common stock equal to $35,000 per annum. Leslie Bernhard is to receive $18,000 per annum in cash and $17,000 per annum in our common stock.

Our policy of compensating our non-employee directors is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. On November 10, 2023, the 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders.

Each member of the Board has been granted an award for their service during 2023 and upcoming 2024 in the form of an alternative grant to receive either common stock or nonqualified stock options with a value of $35,000.

The 2023 Plan permits the grant of non-statutory and incentive stock options, restricted stock awards, performance awards, stock bonus awards, non-employee director awards, and other stock-based awards. Subject to adjustment, the maximum number of shares of our common stock to be authorized for issuance under the 2023 Plan is 1,500,000 shares.

On July 1, 2023, the Board granted fully vested nonqualified stock options of 447,427 to Mark White pursuant to his Employment agreement and 139,821 of fully vested nonqualified stock options to Dr. David Owens pursuant to his Services agreement.

In addition, the Board has granted 939,597 and 654,363 nonqualified stock options to Mr. White and Dr. Owens, respectively subject to maximum performance-based and service-based vesting conditions.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our 7,436,562 shares of our common stock outstanding as of March 22, 2024 for:

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

Names of Beneficial Owner(1) Executive Officers and Directors	Shares of Common Stock Beneficially Owned(2)		Percentage
Mark White	781,554	(3)	9.54%
David Owens, M.D.	283,495	(4)	3.46%
Marilyn Elson and Leonard Osser	971,244	(5)	11.86%
Alan Kazden	85,631	(6)	1.05%
Ben V. Hu, M.D.	165,636	(7)	2.02%
Michael Nketiah	-		-
All directors & executive officers as a group (seven persons)	2,287,560		27.93%

(1)	The addresses of the persons named in this table are as follows: Mark White, David Owens, M.D., Marilyn Elson and Leonard Osser, Alan Kazden, Ben V. Hu, M.D., and Michael Nketiah: 1776 Yorktown, Suite 550, Houston, TX 77056.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report, upon the exercise of options and warrants or conversion of convertible securities as applicable. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within sixty (60) days from the date of this Report, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. The percentages for each beneficial owner are determined based on dividing the number of shares of Common Stock beneficially owned by the sum of the outstanding shares of Common Stock as of the date of this Report, and the number of shares underlying options exercisable and convertible securities convertible within sixty (60) days from the date of this Report, held by the beneficial owner.
(3)	Includes 447,427 shares to be issued to Mr. White pursuant to stock option grants under the terms and conditions of his employment agreement and 25,000 warrants to purchase Common Stock.
(4)	Includes 139,821 shares to be issued to Dr. Owens pursuant to stock option grants under the terms and conditions of his employment agreement and 2,500 warrants to purchase Common Stock.
(5)	Includes 835,244 shares and 136,000 warrants to purchase Common Stock held jointly by Ms. Elson and Leonard Osser, her spouse.
(6)	Includes 2,500 warrants to purchase Common Stock. All shares and warrants are owned by the Alan and Natalie Kazden Family Trust. Mr. Kazden has voting and dispositive control over all of such shares.
(7)	Includes 161,470 shares and shares held by Mr. Hu, 3,582 shares held jointly by Mr. Hu and Amy Lun Hu, his spouse, and 584 shares held jointly by Mr. Hu and David D. Hu, his son.

Description Of Capital Stock

The following description of our capital stock and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws are summaries. You should also refer to the amended and restated certificate of incorporation and bylaws, which are filed as exhibits to the registration statement for our initial public offering.

General

Our authorized capital consists of shares of common stock, par value $0.001 per share. Under our Certificate of Incorporation, as amended to date, we are authorized to issue 100,000,000 shares of common stock, $0.001 par value per share.

Common Stock

As of March 22, 2024, we had 7,436,562 shares of common stock outstanding, held of record by 878 stockholders.

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

Rights and Preferences

Holders of our common stock have no pre-emptive, conversion, subscription or other rights, and there is no redemption or sinking fund provisions applicable to our common stock. The rights, preferences and privileges of the holders of our common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate in the future.

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

Exercise Price

The exercise price per share of common stock purchasable upon exercise of the warrants is $4.15 per share. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders.

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

Governing Law

The warrants and the Warrant Agreement are governed by New York law. Our Warrant Agreement with our transfer agent, which govern the terms of the warrants, will provide that, subject to applicable law, (i) any action, proceeding or claim against us or the warrant agent arising out of or relating in any way to the warrant agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and the warrant agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We and the warrant agent will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions since our inception to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section titled “Executive and Director Compensation.” Pursuant to our corporate reorganization, each share issued in connection with the transactions discussed below have been exchanged for 1/20th of a share of common stock of Nexalin. See “Corporate Reorganization.”

Formalized Joint Venture

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Annual Report on Form 10-K, (i) our operations are carried on outside of China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the company plans to recognize the equity method results of the Joint Venture on a one-quarter reporting lag. Therefore, no operating activity in the Joint Venture was recorded through the year ended December 31, 2023.

The investment in the Joint Venture is accounted for using the equity method of accounting. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of income. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the Joint Venture, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider invested $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 300,000 shares upon Wider’s achievement of certain milestones. The fair value of the 150,000 shares issued during the year ended December 31, 2020 (less the invested $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the twelve months ended December 31, 2023, the Company issued an additional 150,000 shares to affiliates of Wider in satisfaction of obligations pursuant to the collaborative agreement and also recognized its obligation to issue an additional 150,000 shares. The grant date fair value of the 300,000 shares issued and to be issued resulted in a charge to research and development of $1,500,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss.

During the twelve months ended December 31, 2023, the Company invested $96,000 to the joint venture, which was recognized as an asset on the Company’s consolidated balance sheet. During the 12 months ended December 31, 2023, the joint venture purchased patient cables from the Company for which the Company recognized $3,614 in revenue on the consolidated statements of operations and comprehensive loss.

During the twelve months ended December 31, 2023 and 2022, the Company recorded $0 and $1,183,367 in revenue, respectively, from Wider on the consolidated statements of operations and comprehensive loss.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering. The two members of U.S. Asian are shareholders in the Company, with Marilyn Elson having been appointed Chief Financial Officer of the Company on January 11, 2022. Effective November 1, 2023, Ms. Elson stepped down from her position as CFO. Please refer to the company’s Form 8-k filed on September 21, 2023 for additional information.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development and financing arrangements. The Company pays U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $120,000 for each of the twelve months ended December 30, 2023 and 2022, respectively, on the Company’s consolidated statements of operations and comprehensive loss. At December 31, 2023 and December 31, 2022, U.S. Asian was owed $0 and $260,000, respectively, for accrued and unpaid services.

Our principle executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease payment for each of fiscal years 2023 and 2022 was $54,000. The sub-leases are due to expire in 2024. The Company has entered a new short-term lease for approximately 4,000 square feet of office space. Pursuant to the sublease, we pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

Loans and Notes Payable

On October 19, 2018, the Company issued an on demand promissory note payable with the Company’s Chairman of the Board for $10,000 with interest to begin accruing on January 1, 2020 at 5% per annum. On September 28, 2022, the Company’s Chairman of the Board waived the accrued interest of $2,718 which is reflected as Additional Paid in Capital. Total interest expense on this note was $0 and $369 for the years ended December 31, 2023 and 2022, respectively. The loan was paid in full in 2022.

On November 1, 2021, the Company received $200,000 from the Company’s Chief Executive Officer. The loan had a principal of $200,000, an interest rate of 9%, and a maturity date of the earlier of (i) October 31, 2022 or (ii) the date of the consummation of our initial public offering. Total interest expense on this note was $0 and $18,000 for the years December 31, 2023 and 2022 respectively. The December 31, 2022 outstanding principal balance of $200,000 was satisfied by a payment on March 17, 2023. The March 31, 2023 outstanding interest balance of $34,500 was satisfied by a payment on April 26, 2023.

Related Person Transaction Policy

Prior to our initial public offering, we did not have a formal policy regarding approval of transactions with related parties. We created and adopted a Code of Ethics which includes a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. The related person transaction policy is part of our Code of Ethics, a copy of which was filed as an exhibit to the registration statement for our initial public offering and is available on our website.

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

The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct (Code of Ethics), our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or another independent body of our board of directors, will consider the relevant available facts and circumstances including, but not limited to:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our consolidated financial statements as of December 31, 2023 and 2022 and for the year then ended, have been included herein in reliance upon the report of Marcum LLP, independent registered public accounting firm, appearing elsewhere herein.

Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of our Company selected Marcum LLP as its independent registered public accounting firm for the fiscal year ended December 31, 2023. During fiscal 2023, the audit services that Marcum provided consisted of examination of financial statements, services relative to filings with the SEC. The following table presents the total fees for professional audit and non-audit services rendered by our independent registered public accounting firms for the fiscal years ended December 31, 2023 and 2022, and fees for other services rendered by our independent registered public accounting firms during those periods. The fees billed by Friedman LLP, a predecessor in interest to Marcum LLP, were $0 and $76,250 for the years ended December 31, 2023 and 2022, respectively. The fees to Marcum LLP were $120,750 and $70,000 for the years ended December 31, 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
Audit Fees(1)	$120,750	$146,250
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$120,750	$146,250

(1)	“Audit Fees” consist of fees for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, including registration statements filed with the Securities and Exchange Commission.
(2)	“Audit-Related Fees” consist of fees for services that are traditionally performed by the independent registered public accounting firm, including fees billed or accrued primarily for employee benefit plan audits and other attestation services.
(3)	“Tax Fees” consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” consist of fees for those services not captured in the audit, audit-related and tax categories. The Company generally does not request such services from the independent auditors.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and Maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2***	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3***	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*	Potential Joint Venture Agreement between the Company and Wider Come Limited, and Supplement thereto, dated as of September 21, 2018, as supplemented by Supplement Number 1.
10.2*	Employment Agreement between the Company and Mark White dated as of February 15, 2021.
10.3*	Agreement between the Company and David Owens, M.D. dated as of February 15, 2021
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10*	Supplement Number 2 to potential Joint Venture Agreement dated as of March 1, 2022 between the Company and Wider Come Limited.
10.11*	Amendment to Employment Agreement with David Owens, M.D.
10.12*	Form of Lock-Up Agreement.
10.13*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.14*	Promissory Note in favor Mark White dated as of November 1, 2021, as amended
10.15*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
23.1*	Consent of Friedman LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1****	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2****	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1****	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
****	Filed as an exhibit to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)
Date: March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark White
Mark White
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)
Date: March 27, 2024

By:	/s/ Leslie Bernhard
Leslie Bernhard
Director
Date: March 27, 2024

By:	/s/ Alan Kazden
Alan Kazden
Director
Date: March 27, 2024

By:	/s/ David Owens, M.D.
David Owens, M.D.
Director
Date: March 27, 2024

By:	/s/ Ben Hu, M.D.
Ben Hu, M.D.
Director
Date: March 27, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXALIN TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nexalin Technology, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nexalin Technology, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey
March 27, 2024

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$580,230	$162,743
Short-term investments	2,368,203	6,831,192
Accounts receivable (Includes related party of $3,614 and $0, respectively)	9,369	4,875
Inventory	156,420	154,370
Prepaid expenses and other current assets	315,670	272,282
Total Current Assets	3,429,892	7,425,462
ROU Asset	496	6,171
Equipment, net of accumulated depreciation of $2,684 and $2,181, respectively	-	503
Intangible assets, net	105,528	-
Equity Method Investment	96,000	-
Total Assets	$3,631,916	$7,432,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (Includes related party of $0 and $260,000, respectively)	$159,534	$658,367
Accrued expenses	261,284	539,822
Lease liability, current portion	4,463	50,797
Loan payable - officer	-	200,000
Note payable	-	500,000
Total Current Liabilities	425,281	1,948,986
Long-term Liabilities:
Lease liability, net of current portion	-	4,463
Total Liabilities	425,281	1,953,449

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,436,562 and 7,286,562 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7,437	7,287
Accumulated other comprehensive income (loss)	(405)	36,313
Additional paid in capital	80,237,652	77,824,427
Accumulated deficit	(77,038,049)	(72,389,340)
Total Stockholders’ Equity	3,206,635	5,478,687
Total Liabilities and Stockholders’ Equity	$3,631,916	$7,432,136

The accompanying notes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022
Revenues, net (Includes related party of $3,614 and $1,183,367 for the year ended December 31, 2023 and December 31, 2022, respectively)	$110,748	$1,321,357
Cost of revenues	25,688	363,212
Gross profit	85,060	958,145

Operating expenses:
Professional fees	574,598	605,329
Salaries and benefits	1,387,916	694,108
Selling, general and administrative	3,818,842	1,491,739
Total operating expenses	5,781,356	2,791,176

Loss from operations	(5,696,296)	(1,833,031)

Other income (expense), net:
Interest income (expense), net	(38,835)	(59,382)
Gain on sale of short-term investments	231,880	-
Other income	239,542	171,681
Gain on extinguishment of debt	615,000	-
Other income - PPP loan forgiveness	-	22,916
Total other income (expense), net	1,047,587	135,215

Net loss	(4,648,709)	(1,697,816)

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	(36,718)	36,313
Comprehensive loss	$(4,685,427)	$(1,661,503)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.63)	$(0.30)

Weighted Average Shares Outstanding - Basic and Diluted	7,357,029	5,572,402

The accompanying notes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Gain (Loss)	Capital	Deficit	(Deficit)
Balance as January 1, 2022	4,879,923	$4,880	$-	$69,004,703	$(70,691,524)	$(1,681,941)
Stock issued for cash	2,315,850	2,316	-	8,542,954	-	8,545,270
Stock compensation	90,789	91	-	270,579	-	270,670
Related party foregone interest	-	-	-	2,718	-	2,718
Warrants issued for cash	-	-	-	3,473	-	3,473
Other comprehensive gain	-	-	36,313	-	-	36,313
Net loss	-	-	-	-	(1,697,816)	(1,697,816)
Balance as of December 31, 2022	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive loss	-	-	(36,718)	-	-	(36,718)
Stock compensation	150,000	150	-	2,413,225	-	2,413,375
Net loss	-	-	-	-	(4,648,709)	(4,648,709)
Balance as of December 31, 2023	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635

The accompanying notes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,648,709)	$(1,697,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	-	11,175
Stock compensation	2,413,375	270,670
Depreciation	503	535
Amortization	3,751	-
Forgiveness of interest expense	-	(168,361)
Forgivness of PPP Loan	-	(22,916)
Non-cash lease expense	5,675	5,188
Write off of inventory	5,762	19,892
Gain on sale of short-term investments	(231,880)	-
Extinguishment of debt - note payable	(615,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(880)	253
Accounts receivable - related party	(3,614)	-
Prepaid assets	(43,388)	(229,114)
Inventory	(7,812)	(142,852)
Accounts payable - related party	(260,000)	(139,320)
Accounts payable	(238,833)	(46,107)
Accrued expenses	(163,538)	99,107
Deferred revenue	-	(130,000)
Lease liability	(50,797)	(46,033)
Net cash (used in) provided by operating activities	(3,835,384)	(2,215,699)

Cash flows from investing activities:
Sale of short-term investments	41,278,241	-
Purchase of short-term investments	(36,620,090)	(6,794,879)
Investment in Equity Method Investment	(96,000)	-
Purchase of patents	(98,970)	-
Purchase of trademarks	(10,309)	-
Net cash (used in) provided by investing activities	4,452,872	(6,794,879)

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	-	8,545,270
Proceeds from exercise of warrants	-	3,473
Payments on loan payable - shareholder	-	(37,200)
Payments on notes payable - officer	(200,000)	-
Net cash (used in) provided by financing activities	(200,000)	8,511,543

Net increase (decrease) in cash and cash equivalents	417,488	(499,035)
Cash and cash equivalents - beginning of year	162,743	661,778
Cash and cash equivalents - end of year	$580,230	$162,743

Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(36,718)	$36,313
ROU asset and lease liability recorded	$-	$11,359
Forgiveness of interest expense	$-	$168,361
Forgiveness of PPP Loan	$-	$22,916

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through December 31, 2023.

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts on the audited consolidated financial statements for the years ended December 31, 2023 and 2022. NV Nexalin’s authorized shares of common stock were not affected as a result of the Merger Agreement. As a result of the Merger Agreement, NV Nexalin was dissolved, and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 16, 2022.

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

Throughout this report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety and insomnia, without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (“FDA”) as a Class II device.

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

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcements. This revenue consists of monthly licensing fees and payments for the sale of electrodes. We have suspended marketing efforts for new sales of devices related to the Gen-1 device for treatment of anxiety and insomnia in the United States until the Nexalin regulatory team decides on a new 510(k) application at 4 milliamps based on FDA comments expected to be received in 2024. Our regulatory team continues to inform the FDA of the suspension of the marketing and sale of the Gen-1 products to new providers. We are currently analyzing whether to proceed with an amended application with the FDA for Gen-1 devices for the treatment of insomnia and anxiety.

The waveform that comprises the basis of Gen-2 and new Gen-3 headset devices has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and we have consulted with the FDA as part of the pre-submission meetings.

We have designed and developed a new advanced wave form technology to be emitted at 15 milliamps through new and improved medical devices referred to as “Generation 2” or “Gen-2” and “Generation 3” or “Gen-3.” Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that is intended to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. Preliminary data provided by The University of California, San Diego supports the safety of utilizing our 15 milliamp waveform technology, however the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

Additionally, we are currently designing clinical trial strategies for the use of Gen-3 for the treatment of substance use disorders including opiate, cocaine, and alcohol abuse. Recently the Gen-2 device was tested in pilot trials and/or pivotal trials in China for the treatment of Alzheimer’s disease, and dementia. Continued pilot testing for Alzheimer’s and dementia, cognition and memory, and neurotransmitter changes is planned in China in 2024.

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Annual Report on Form 10-K, (i) our operations are carried on outside of China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the company plans to recognize the equity method results of the Joint Venture on a one-quarter reporting lag. Therefore, no operating activity in the Joint Venture was recorded through the year ended December 31, 2023.

The investment in the Joint Venture is accounted for using the equity method of accounting. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of income. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company because of its current dependence upon its joint venture relationship with Wider Come Limited. Wider Come Limited, as part of its obligations under the Joint Venture Agreement, acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the COVID-19 pandemic through calendar year 2022 and into 2023, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople have been restricted in their movements resulting in a significant slowdown in the medical and other sectors. Significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China in 2022, and into 2023. The extent of future impact is dependent on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

Continued Nasdaq Listing

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

We are required to maintain a minimum bid price of $1.00 per share. On May 10, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq, as the closing bid price for the Company’s common stock was below $1.00 per share as set forth in the Nasdaq listing rules. The Company was afforded 180 calendar days, or until November 6, 2023, to regain compliance with the Nasdaq listing rules. The Company was unable to regain compliance with the bid price requirement by November 6, 2023.

On November 7, 2023, the Company submitted a letter to NASDAQ requesting a second 180-day period in order to regain compliance with NASDAQ Rule 5550(a)(2). The Company stated in that letter that it believed it will be able to cure the deficiency and increase its stock price to above $1.00 per share pursuant to its plan to do so.

On November 7, 2023, the Company received written notice from the Nasdaq Listing Qualifications Department (the “Staff”) that the Company was not eligible for an additional 180 calendar day compliance period because the Company no longer complied with Nasdaq’s $5 million minimum stockholders’ equity initial listing requirement.

On January 18, 2024, the Nasdaq Hearing Panel granted the Company a temporary exception to regain compliance with the Minimum Bid Price Rule until March 27, 2024.

On March 6, 2024, the Nasdaq Hearing Panel granted the Company a temporary exception to regain compliance with the Minimum Bid Price Rule until April 25, 2024.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2023, the Company had a significant accumulated deficit of approximately $77.0 million. For the year ended December 31, 2023, the Company had a loss from operations of approximately $5.7 million and negative cash flows from operations of approximately $3.8 million. While the Company had a working capital surplus as of December 31, 2023 of approximately $3.0 million, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses as it executes its development plans, as well as undertaking other potential strategic and business development initiatives through 2024 and through the twelve months from the date of this report. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors including, favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the years ended December 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for future years or for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”).

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Years Ended December 31,
	2023	2022
Device sales	$-	$1,164,500
Licensing fee	82,080	79,188
Royalty fee	-	24,479
Equipment	27,299	26,778
Other	1,369	26,412
Total	$110,748	$1,321,357

Major Geographic Locations

	Years Ended December 31,
	2023	2022
U.S. sales	$107,134	$113,541
China sales	3,614	1,207,816
Total	$110,748	$1,321,357

Contract Modifications

There were no contract modifications during the years ended December 31, 2023 and 2022. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of December 31, 2023 and December 31, 2022.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents held at financial institutions may at times exceed insured amounts. The Company believes it mitigates such risk by investing in or through, as well as maintaining cash balances with, with major financial institutions.

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the company will more likely than not be required to sell the security before recovery of its amortized cost basis, the company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at December 31, 2023 or 2022.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the year ended December 31, 2023 and 2022, the Company wrote off $0 and $11,175, respectively, in accounts receivable. The Company did not record an allowance for credit loss as of December 31, 2023 and 2022, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items. At December 31, 2023 and 2022, the Company wrote down inventory in the amount of $5,762 and $19,892 respectively to its NRV.

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

Patents

Patents are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $3,751 and $0 for the year ended December 31, 2023 and 2022, respectively. Amortization expense was $3,751 and $0 for the year ended December 31, 2023 and 2022, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at December 31, 2023 and December 31, 2022.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2023
Patents	$98,970	$(3,751)	$95,219
Total December 31, 2023	$98,970	$(3,751)	$95,219

December 31, 2022
Patents	$-	$-	$-
Total December 31, 2022	$-	$-	$-

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $11,214 and $21,149 for the years ended December 31, 2023 and 2022, respectively. All advertising and marketing expenses are recorded in selling, general and administrative expenses on the audited consolidated statements of operations and comprehensive loss.

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2023 and 2022, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at December 31, 2023 and 2022:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
December 31, 2023
Short-term investments	$2,368,608	$(405)	$2,368,203
Total June 30, 2023	$2,368,608	$(405)	$2,368,203

December 31, 2022
Short-term investments	$6,794,879	$36,313	$6,831,192
Total December 31, 2022	$6,794,879	$36,313	$6,831,192

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2023 and 2023.

	Carrying Value	Level 1	Level 2	Level 3
December 31, 2023
U.S. Treasury Notes	$2,368,203	$2,368,203	$-	$-

December 31, 2022
U.S. Treasury Notes	$6,831,192	$6,831,192	$-	$-

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method. All outstanding convertible notes, if any, are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options and warrants have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2023 and 2022.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Years Ended December 31,
	2023	2022
Warrants	2,662,250	2,662,250
Stock options	2,281,879	-
Total	4,944,129	2,662,250

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statements of operations and comprehensive loss.

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

Research and Development

Research and development costs are charged to operations as incurred. For the years ended December 31, 2023 and 2022, the Company recorded approximately $1,922,000 and $511,000 respectively, in selling, general and administrative expenses on the audited consolidated statements of operations and comprehensive loss.

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

Paycheck Protection Program

The Company’s policy was to account for the PPP loan as debt. The Company continued to record the loan as debt until either (1) the loan was partially or entirely forgiven and the Company had been legally released, at which point the amount forgiven would be recorded as income or (2) the Company paid off the loan. During 2022, the Company’s outstanding PPP loans were forgiven.

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

Recent Accounting Pronouncements

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments became effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by ASC 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company is currently evaluating the potential impact of adopting this standard on our disclosures.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this standard on our disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31, 2023	December 31, 2022
Accrued interest	$-	$111,501
Accrued – other	21,954	2,321
Accrued settlement liabilities	89,330	336,000
Accrued bonuses	150,000	-
Accrued research and development expense	-	90,000
	$261,284	$539,822

NOTE 5 — NON-CONSOLIDATED JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Formalization of Joint Venture

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Annual Report on Form 10-K, (i) our operations are carried on outside of China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the company plans to recognize the equity method results of the Joint Venture on a one-quarter reporting lag. Therefore, no operating activity in the Joint Venture was recorded through the year ended December 31, 2023.

The investment in the Joint Venture is accounted for using the equity method of accounting. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of income. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the Joint Venture, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider invested $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. The fair value of the 150,000 shares issued (less the invested $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the statement of operations and comprehensive loss. On July 13, 2023, the Company issued an additional 150,000 shares to certain designated Wider shareholders pursuant to the terms of the collaborative agreement between the Company and Wider. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 150,000 shares upon Wider’s achievement of certain milestones, which were considered probable of occurring during the twelve months ended December 31, 2023. As such, the company recognized the full $1,500,000 fair value of the remaining 300,000 shares during the twelve-month period ended December 31, 2023.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering. The two members of U.S. Asian are shareholders in the Company, with Marilyn Elson having been appointed Chief Financial Officer of the Company on January 11, 2022. Effective November 1, 2023, Ms. Elson stepped down from her position as CFO. Please refer to the company’s Form 8-K filed on September 21, 2023 for additional information.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development and financing arrangements. The Company pays U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $120,000 for each of the twelve months ended December 30, 2023 and 2022 on the Company’s audited consolidated statements of operations and comprehensive loss. At December 31, 2023 and, 2022, U.S. Asian was owed $0 and $260,000, respectively, for accrued and unpaid services.

Officers

On September 21, 2023, Marilyn Elson provided the Company notice that she was stepping down as Chief Financial Officer effective November 1, 2023. Since such date, Ms. Elson has continued as Controller for Nexalin Technology. Ms. Elson is the spouse of the other member of U.S. Asian.

On July 1, 2023, the Company entered into a new employment agreement with Mark White to serve as Chief Executive Officer, a new services agreement with David Owens, M.D. to serve as Chief Medical Officer and a new employment agreement with Michael Nketiah to serve as Senior Vice President, Quality, Regulatory and Clinical Affairs. Each of the foregoing agreements are governed by three-year terms and provide compensation in the form of performance-and service-based stock option awards based on the closing price of the Company’s publicly traded common stock on the applicable date of grant.

Under the terms of his employment agreement, Mr. White is entitled to (i) a sign-on/retention bonus consisting of a one-time lump-sum payment of $50,000 and a grant of nonqualified stock options to purchase 1,387,024 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time and performance- and time-based vesting conditions.

Under the terms of his service agreement, Dr. Owens is entitled to (i) a sign-on/retention bonus consisting of a grant of nonqualified stock options to purchase 654,362 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time- and performance-based vesting conditions.

Under the terms of his employment agreement Mr. Nketiah is entitled to nonqualified stock option grants to purchase 100,671 shares of the Company’s common stock with an exercise price of $.894 subject to certain time- and performance-based vesting conditions.

A portion of the nonqualified stock options granted to Messrs. White, Owens and Nketiah that are subject to future vesting are contingent upon the approval of the stockholders to increase the 2023 Plan capacity so as to authorize additional shares of common stock reserved for issuance under the 2023 Plan.

In addition to the retention payments, stock awards and nonqualified option grants described above, Messrs. White and Nketiah are receiving cash compensation and each of Messrs. White and Nketiah are eligible for performance based cash bonuses. The 2023 performance-based milestones regarding Mr. White’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $120,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2024. The 2023 performance-based milestones regarding Mr. Nketiah’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $50,000 and 218,121 nonqualified stock options with a vesting date of July 1, 2024.

The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our 2023 Plan.

Loan Payable – Officer

On November 1, 2021, the Company received $200,000 as a loan from the Company’s Chief Executive Officer. The loan had a principal of $200,000, an interest rate of 9%, and a maturity date of the earlier of (i) October 31, 2022 or (ii) the date of the consummation of the initial public offering. The note was amended as of January 1, 2023 to extend the due date to March 17, 2023 and to provide that interest payable on the maturity date will be $39,000 less any interest payments previously made. Total interest expense on this note was $18,000 and $13,500 for the twelve months ended December 31, 2023 and 2022, respectively. The December 31, 2022 outstanding principal balance of $200,000 was satisfied by a payment on March 17, 2023. The March 31, 2023 outstanding interest balance of $34,500 was satisfied by a payment on April 26, 2023.

Promissory Notes

On October 19, 2018, the Company issued an on demand promissory note payable with the Company’s Chairman of the Board for $10,000 with interest to begin accruing on January 1, 2020 at 5% per annum. On September 28, 2022, the Company’s Chairman of the Board waived the accrued interest of $2,718 which is reflected as Additional Paid in Capital in the consolidated statements of changes in stockholders’ equity (deficit). The note was paid in full as of December 31, 2022. Total interest expense on this note was $0 and $369 for the years ended December 31, 2023 and 2022, respectively.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease payments for fiscal year 2023 and 2022 were $54,000 in each year. The sub-leases are due to expire in 2024. We have entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, we pay and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — LOANS PAYABLE

Loans Payable

On October 25, 2018, the Company entered in a promissory note payable with an accredited investor for $50,000 due on October 25, 2019. Pursuant to the note, the maturity date was extended to October 25, 2020. The promissory note bears interest at 100% per annum and the noteholder was issued shares of the Company’s common stock in lieu of interest. On October 7, 2020, the Company entered into a Letter of Agreement Addendum with the note holder, whereas the Company agreed to make ten monthly principal payments beginning November 1, 2020 with the full principal amount to be paid in full by August 31, 2021. In addition, if the full principal amount was not paid in full by August 31, 2021 the Company was to and did issue an additional 2,500 shares of common stock to the noteholder. On November 11, 2021, the Company entered into a Second Letter of Agreement Addendum with the note holder, whereas the Company agreed to continue making monthly payments beginning on December 1, 2021. Total interest expense related to this note was $15,643 for the year ended December 31, 2022. During the year ended December 31, 2022 the Company paid $27,200 in cash towards the outstanding principal. On September 28, 2022, the note holder waived the accrued interest of $168,245 and the amount was included in other income (expense), net on the consolidated statement of operations and comprehensive loss. The note was paid in full as of December 31, 2022.

On February 4, 2021, under the U.S. Small Business Administration’s Paycheck Protection Program, the Company entered into a second note payable with a financial institution for $22,916 at an interest rate of 1% per annum and a maturity date of February 4, 2026. Pursuant to the note, principal and interest payments are deferred for ten months, which, at any time during the ten months the Company may apply for loan forgiveness. The Company applied for loan forgiveness on a timely basis, and as of December 31, 2022, the total amount of $22,916 was forgiven.

Legacy Ventures International, Inc.

On December 11, 2017, the Company issued a promissory note (the “Promissory Note”) in favor of Legacy Ventures International, Inc. (“Legacy”) as part of a commercial transaction with Legacy that was never consummated. The Promissory Note was issued in the original principal amount of $500,000, with interest at 4% per annum and a maturity date of December 31, 2017. As of December 31, 2022, this promissory note was in default. The Company recorded $20,000 of interest expense in each of the years ended December 31, 2023 and 2022. The amount outstanding at December 31, 2023 and 2022 was $0 and $500,000, respectively. The Company evaluated ASC 405-20, Extinguishments of Liabilities (“ASC 405-20”). Pursuant to ASC 405-20, a liability has been extinguished if either of the following conditions is met (a) the debtor pays the creditor and is relieved of its obligation for the liability and (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. In consultation with its legal counsel, the Company has determined that the second condition has been met by virtue of the expiration of the applicable statute of limitations. As such, Promissory Note was accounted for as a debt extinguishment. As part of the debt extinguishment the Company wrote off the $500,000 principal amount and accrued interest of $115,000 at December 31, 2023.

NOTE 7 — STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock

During the year ended December 31, 2022, the Company issued 2,315,850 shares of common stock to investors for net proceeds of $8,545,270.

During the year ended December 31, 2022, the Company issued 90,789 shares of common stock for services in lieu of cash of which 55,591 was to outside consultants, 17,699 to U.S. Asian (a related party) and 17,499 shares to the members of the Board of Directors for their services. The amount expensed during the year ended December 31, 2022 in the audited consolidated statement of operations and comprehensive loss was $270,670.

During the year ended December 31, 2023, the Company issued 150,000 shares to certain designated Wider stockholders pursuant to the terms of the collaborative agreement between the Company and Wider. The amount expensed during the year ended December 31, 2023 in the audited consolidated statement of operations and comprehensive loss was $1,500,000 which included the value of 150,000 of additional shares not yet issued.

On December 12, 2023, various consultants, Board members and employees were awarded shares of common stock and/or stock options with a value of $642,029. The December 12, 2023 awards are subject to shareholder approval to amend our 2023 Equity Incentive Plan so as to provide for additional shares to be available for the grant of awards. The amount expensed during the year ended December 31, 2023 in the audited consolidated statement of operations and comprehensive loss was related to the December 12, 2023 awards was $642,029.

Options

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023. The Plan provides that maximum number of shares of Common Stock available for the grant of awards under the Plan shall be 1,500,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan is administered by the Compensation Committee of the Board of Directors, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

On July 1, 2023, the company entered into amended employment agreements with the three executives. In addition to the cash compensation included in their employment contracts, the three executives were granted one-time bonus stock options (that were immediately vested) and performance-based stock options that would be triggered based on certain performance criteria being achieved. The amount expensed during the year ended December 31, 2023 and December 31, 2022 in the audited consolidated statement of operations and comprehensive loss was $271,342 and $- respectively.

The following table presents a summary of stock option award activity during the year ended December 31, 2023:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding December 31, 2022	-	-	-	-
Issued	2,281,879	$0.89	9.5	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding December 31, 2023	2,281,879	$0.89	9.5	$-

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2023:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,281,879	9.5	587,248
	2,281,879	9.5	587,248

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following table discloses the assumptions, utilized for stock options as follows:

	December 31, 2023	December 31, 2022
Volatility	99.0%	-%
Expected dividends	$-	$-
Risk-free interest rate	4.61%	-%
Expected term (years)	9.5	-

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2022	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding December 31, 2023	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at December 31, 2023:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	1.75	$4.15	2,315,000
$4.15	347,250	1.75	4.15	347,250
	2,662,250	1.75	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. Although the parties are seeking mediation, the court has set a trial in this matter for November 18, 2024. Management’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We plan to further negotiate with the EDD and proceed with a settlement offer. The Company has accrued $40,000 and $300,000 on the audited consolidated balance sheets as of December 31, 2023 and 2022 respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss. The Company believes it has adequately accrued for this matter.

Demand Letter from The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094 The Company and the University of Arizona agreed on the terms of a settlement for the amounts claimed by the University, whereby the Company will pay an aggregate of approximately $69,000 (in three equal monthly payments) in full satisfaction of amounts the University claims it is owed. The settlement amount was paid in full as of December 31, 2023.

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at January 1, 2023. The weighted average incremental borrowing rate applied was 9%.

The following table presents net lease cost and other supplemental lease information:

	Years Ended December 31,
	2023	2022
Leases costs
Operating lease costs	$54,000	$54,000
Total lease costs	$54,000	$54,000

Operating leases are included in the audited consolidated balance sheets as follows:

	Classification	December 31, 2023	December 31, 2022
Lease assets
Operating lease cost ROU assets	Assets	$496	$6,171
Total lease assets		$496	$6,171

Lease liabilities
Operating lease liabilities, current	Current liabilities	$4,463	$50,797
Operating lease liabilities, non-current	Liabilities	-	4,463
Total lease liabilities		$4,463	$55,260

Future minimum payments under non-cancellable leases for operating leases for the remaining terms of the leases following the year ended December 31, 2023:

Fiscal Year	Operating Leases
2024	$4,496
Total future minimum lease payments	4,496
Amount representing interest	(33)
Present value of net future minimum lease payments	$4,463

Additional information related to leases is presented as follows:

	Years Ended December 31,
	2023	2022
Leases
Weighted average remaining lease term	0.25	1.00
Weighted average discount rate	9.9%	9.9%

NOTE 10 — CONCENTRATION OF CREDIT RISK

Revenues

Three customers accounted for 62% of revenues for the year ended December 31, 2023 as set forth below:

Customer A	25%
Customer B	19%
Customer C	18%

One customer, a related party, accounted for 90% of revenue for the year ended December 31, 2022.

Accounts Receivable

Five customers accounted for 96% of accounts receivable at December 31, 2023.

Customer A – related party	39%
Customer B	21%
Customer C	15%
Customer D	12%
Customer E	10%

Four customers accounted for 84% of the accounts receivable as of December 31, 2022, as set forth below:

Customer A	29%
Customer B	20%
Customer C	20%
Customer D	15%

NOTE 11 — INCOME TAXES

The Company identified their federal, Nevada and Texas state tax returns as their “major” tax jurisdictions. The periods for income tax returns that are subject to examination for these jurisdictions is 2019 through 2023. The Company believes their income tax filing positions and deductions would be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

As of December 31, 2023, the Company had approximately $16.7 million in net operating loss carry-forwards for federal and state income tax reporting (not tax effected) purposes. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future carryforwards do not expire. The Company has not performed a formal analysis but believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,504,000	$3,256,000
R&D costs	200,000	97,000
Stock-based compensation	215,000	23,000
Total deferred tax assets	3,919,000	3,376,000
Valuation allowance	(3,919,000)	(3,376,000)
Net deferred tax assets	$-	$-

We recorded a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $543,000 and $416,000 during the years ended December 31, 2023 and 2022, respectively.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(-)	(-)
Non-deductible R&D costs	6	-
Permanent differences	2	-
Change in valuation allowance	12	25
Other	1	(4)
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2023 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

NOTE 12 — SUBSEQUENT EVENTS

On March 7, 2024, The Company’s stockholders approved a proposed amendment to Nexalin’s Certificate of Incorporation (the “Amendment”), pursuant to which Nexalin’s Board of Directors is authorized, in its discretion, to proceed with a reverse stock split. The exact ratio of the reverse stock split would be within the 1-for-4 to 1-for-14 range, and, if enacted, will be determined by our Board and publicly announced by the Company prior to the effective time of the reverse stock split. The sole purpose for the proposed reverse stock split is to increase the per share market price of the Company’s Common Stock to meet the Nasdaq Minimum Bid Price Rule for continued listing on The Nasdaq Capital Market. The filing of the Amendment and the reverse stock split will only be implemented if Nexalin’s Board determines they are necessary to regain and maintain compliance with the Nasdaq Minimum Bid Price Rule. As of the date of the filing of this Report, the Amendment has not been filed and the reverse stock split has not been implemented. Management did not identify any additional subsequent events that would have required adjustment or disclosure in the consolidated financial statements.