Form 10-Q
period 2024-03-31
Nexalin Technology, Inc.
filed 2024-05-10
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 9, 2024, there were 7,436,562 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended March 31, 2024

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$546,255	$580,230
Short-term investments	1,597,687	2,368,203
Accounts receivable (Includes related party of $100 and $3,614, respectively)	3,666	9,369
Inventory	153,668	156,420
Prepaid expenses and other current assets	261,977	315,670
Total Current Assets	2,563,253	3,429,892
ROU Asset	-	496
Intangible assets, net	169,174	105,528
Equity method investment	101,783	96,000
Total Assets	$2,834,210	$3,631,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$151,510	$159,534
Accrued expenses	355,713	261,284
Lease liability, current portion	-	4,463
Total Current Liabilities	507,223	425,281
Total Liabilities	507,223	425,281

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,436,562 shares issued and outstanding at March 31, 2024 and December 31, 2023	7,437	7,437
Accumulated other comprehensive income (loss)	(245)	(405)
Additional paid in capital	80,399,001	80,237,652
Accumulated deficit	(78,079,206)	(77,038,049)
Total Stockholders’ Equity	2,326,987	3,206,635
Total Liabilities and Stockholders’ Equity	$2,834,210	$3,631,916

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues, net (Includes related party of $300 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively)	$78,671	$30,560
Cost of revenues	9,156	7,110
Gross profit	69,515	23,450

Operating expenses:
Professional fees	227,829	158,600
Salaries and benefits	326,417	299,323
Selling, general and administrative	588,981	344,953
Total operating expenses	1,143,227	802,876

Loss from operations	(1,073,712)	(779,426)

Other income (expense), net:
Interest income (expense), net	304	(8,837)
Gain on sale of short-term investments	24,946	38,772
Other income	1,522	1,077
Total other income (expense), net	26,772	31,012

Loss before equity in net earnings of affiliate	(1,046,940)	(748,414)
Equity in net earnings of affiliate	5,783	-

Net loss	(1,041,157)	(748,414)

Other comprehensive income (loss):
Unrealized gain from short-term investments	160	41,069
Comprehensive loss	$(1,040,997)	$(707,345)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.14)	$(0.10)

Weighted Average Shares Outstanding - Basic and Diluted	7,436,562	7,286,562

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive gain	-	-	4,756	-	-	4,756
Net loss	-	-	-	-	(748,414)	(748,414)
Balance as of March 31, 2023	7,286,562	$7,287	$41,069	$77,824,427	$(73,137,754)	$4,735,029

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive gain	-	-	160	-	-	160
Stock compensation	-	-	-	161,349	-	161,349
Net loss	-	-	-	-	(1,041,157)	(1,041,157)
Balance as of March 31, 2024	7,436,562	$7,437	$(245)	$80,399,001	$(78,079,206)	$2,326,987

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,041,157)	$(748,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	161,349	-
Depreciation	-	134
Amortization	2,662	660
Non-cash lease expense	496	1,371
Gain on sale of short-term investments	(24,946)	(38,772)
Share of net income from equity method investment	(5,783)	-
Changes in operating assets and liabilities:
Accounts receivable	100	1,325
Accounts receivable - related party	5,603	-
Prepaid assets	53,693	30,952
Inventory	2,752	(3,900)
Accounts payable - related party	-	(250,000)
Accounts payable	(8,024)	(353,609)
Accrued expenses	94,429	57,838
Lease liability	(4,463)	(12,234)
Net cash used in operating activities	(763,289)	(1,314,649)

Cash flows from investing activities:
Sale of short-term investments	6,235,053	11,599,356
Purchase of short-term investments	(5,439,431)	(10,022,293)
Purchase of patents	(47,593)	(50,196)
Purchase of trademarks	(18,715)	-
Net cash provided by investing activities	729,314	1,526,867

Cash flows from financing activities:
Payments on notes payable - officer	-	(200,000)
Net cash used in financing activities	-	(200,000)

Net (decrease) increase in cash and cash equivalents	(33,975)	12,218
Cash and cash equivalents - beginning of period	580,230	162,743
Cash and cash equivalents - end of period	$546,255	$174,961

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$160	$41,069

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through March 31, 2024.

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts. NV Nexalin’s authorized shares of common stock were not affected as a result of the Merger Agreement. As a result of the Merger Agreement, NV Nexalin was dissolved, and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 16, 2022.

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

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $5,783 and $0 of equity method investment income from the Joint Venture on a one-quarter reporting lag for the three months ended March 31, 2024 and 2023, respectively, on the condensed consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of March 31, 2024 and December 31, 2023 the Company had an Equity Method Investment of $101,783 and $96,000, respectively, recorded on the condensed consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

Risks and Uncertainties

Management continues to evaluate the impact of the economy and the capital markets and has concluded that, while it is reasonably possible that events could have negative effects on the Company’s financial position and results of its operations, the specific impacts are not readily determinable as of the date of these condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of uncertainties.

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company because of its current dependence upon its joint venture relationship with Wider Come Limited. Wider Come Limited, as part of its obligations under the Joint Venture Agreement, acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the COVID-19 pandemic through calendar years 2022 and 2023, and other issues, Wider’s ability to market and sell the Company’s devices has been negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople had been restricted in their movements resulting in a significant slowdown in the medical and other sectors. Significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China. The extent of future impact is dependent on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge concerning the spread and severity of COVID-19, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

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

On March 7, 2024, The Company’s stockholders approved a proposed amendment to Nexalin’s Certificate of Incorporation (the “Amendment”), pursuant to which Nexalin’s Board of Directors is authorized, in its discretion, to proceed with a reverse stock split. The exact ratio of the reverse stock split would be within the 1-for-4 to 1-for-14 range, and, if enacted, will be determined by our Board and publicly announced by the Company prior to the effective time of the reverse stock split. The sole purpose for the proposed reverse stock split was to increase the per share market price of the Company’s Common Stock to meet the Nasdaq Minimum Bid Price Rule for continued listing on The Nasdaq Capital Market. The filing of the Amendment and the reverse stock split was only to be implemented if Nexalin’s Board determined they were necessary to regain and maintain compliance with the Nasdaq Minimum Bid Price Rule. The Company regained compliance with Nasdaq’s Minimum Bid Price Rule without the necessity of a reverse stock split and the Board did not exercise the authority given to it to file the proposed Amendment.

On April 23, 2024, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2024, the Company had a significant accumulated deficit of approximately $78.1 million. For the three months ended March 31, 2024, the Company had a loss from operations of approximately $1.1 million and negative cash flows from operations of approximately $0.8 million. While the Company had a working capital surplus as of March 31, 2024 of approximately $2.1 million, the Company’s operating activities consume most of its cash resources.

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

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin and its wholly owned subsidiary Neuro-Health. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, which may cause the Company’s future results to be affected.

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

Revenue Streams

The Company derives revenues from our license agreements by charging a monthly licensing fee for the duration of the agreement. The Company derives revenues from equipment by selling additional individual electrodes to customers for use with the Nexalin Device. We receive revenue from the sale in China of our Devices to our distributor and from the sale of products relating to the use of those Devices. We derive revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with our China sales.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended March 31,
	2024	2023
Device sales	$55,500	$-
Licensing fee	21,558	23,870
Equipment	1,513	6,400
Other	100	290
Total	$78,671	$30,560

Major Geographic Locations

	Three Months Ended March 31,
	2024	2023
U.S. sales	$23,171	$30,560
International sales	55,500	-
Total	$78,671	$30,560

Contract Modifications

There were no contract modifications during the three months ended March 31, 2024 and 2023. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of March 31, 2024 and December 31, 2023.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at March 31, 2024 and December 31, 2023, respectively.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company did not record an allowance for credit loss on March 31, 2024 and December 31, 2023, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items. At March 31, 2024 and 2023, the Company did not write down inventory.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $2,662 and $660 for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at March 31, 2024 and December 31, 2023.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2024
Patents	$146,563	$(5,680)	$140,883
Trademarks	29,288	(997)	28,291
Total March 31, 2024	$175,851	$(6,677)	$169,174
December 31, 2023
Patents	$98,970	$(3,751)	$95,219
Trademarks	10,573	(264)	10,309
Total December 31, 2023	$109,543	$(4,015)	$105,528

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $2,304 and $2,817 for the three months ended March 31, 2024 and 2023, respectively. All advertising and marketing expenses are recorded in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At March 31, 2024 and December 31, 2023, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at March 31, 2024 and December 31, 2023.

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
March 31, 2024
Short-term investments	$1,597,932	$(245)	$1,597,687
Total March 31, 2024	$1,597,932	$(245)	$1,597,687
December 31, 2023
Short-term investments	$2,368,608	$(405)	$2,368,203
Total December 31, 2023	$2,368,608	$(405)	$2,368,203

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of March 31, 2024 and December 31, 2023.

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2024
U.S. Treasury Notes	$1,597,687	$1,597,687	$-	$-
December 31, 2023
U.S. Treasury Notes	$2,368,203	$2,368,203	$-	$-

Net Loss per Common Share

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement for the three months ended March 31, 2024 and 2023.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended March 31,
	2024	2023
Warrants	2,662,250	2,662,250
Stock options	2,281,879	-
Total	4,944,129	2,662,250

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

Research and Development

Research and development costs are charged to operations as incurred. For the three months ended March 31, 2024 and 2023, the Company recorded $105,668 and $65,833 respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

Leases

A lease is defined as an agreement that conveys the right to control the use of identified property, plant or equipment (right of use asset or “ROU asset”) for a period in exchange for consideration. The Company accounts for its leases in accordance with ASC 842, Leases, which requires that an ROU asset identified in a lease be recorded as a noncurrent asset with a related liability. The Company has made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases for any class of underlying asset.

Equity Method Investments

The Company accounts for its investments in common stock or in-substance common stock that give it the ability to exercise significant influence over as an equity method investment in accordance with the guidance in ASC 323, Equity Method and Joint Ventures. Specifically, the Company initially recognizes its investment in investees as an asset at cost. Further, the Company subsequently measures its investment by recognizing its share of earnings or losses of the investee on a one-quarter reporting lag.

Recent Accounting Pronouncements

In August of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by ASC 280. ASU 2023-07 became effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August of 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	March 31, 2024	December 31, 2023
Accrued – other	116,383	21,954
Accrued settlement liabilities	89,330	89,330
Accrued bonuses	150,000	150,000
Total	$355,713	$261,284

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

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognizes the equity method results of the Joint Venture on a one-quarter reporting lag; the Company recognized $5,783 and $0 of equity method investment income from the Joint Venture on a one-quarter reporting lag for the three months ended March 31, 2024 and 2023, respectively, on the condensed consolidated statements of operations and comprehensive loss. The investment in the Joint Venture is accounted for using the equity method of accounting. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of income. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering. The two members of U.S. Asian are shareholders in the Company. Marilyn Elson is the Company’s Controller.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development and financing arrangements. The Company pays U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $30,000 for each of the three months ended March 31, 2024 and 2023 on the Company’s unaudited consolidated statements of operations and comprehensive loss.

Officers

On September 22, 2023, Marilyn Elson provided the Company notice that she was stepping down as Chief Financial Officer effective November 1, 2023. Since such date, Ms. Elson has continued as Controller for Nexalin Technology. Ms. Elson is the spouse of the other member of U.S. Asian.

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

Under the terms of his employment agreement Mr. Nketiah is entitled to nonqualified stock option grants to purchase 100,671 shares of the Company’s common stock with an exercise price of $.894 subject to certain time and performance-based vesting conditions.

A portion of the nonqualified stock options granted to Messrs. White, Owens and Nketiah that are subject to future vesting are contingent upon the approval of the stockholders to increase the 2023 Plan capacity so as to authorize additional shares of common stock reserved for issuance under the 2023 Plan.

In addition to the retention payments, stock awards and nonqualified option grants described above, Messrs. White and Nketiah are receiving cash compensation and each of Messrs. White and Nketiah are eligible for performance-based cash bonuses. The 2023 performance-based milestones regarding Mr. White’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $120,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2024. The 2023 performance-based milestones regarding Mr. Nketiah’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $50,000 and 218,121 nonqualified stock options with a vesting date of July 1, 2024.

The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our 2023 Plan.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the three months ended March 31, 2024 and 2023 were $9,500 and $13,500, respectively. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, we pay and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

The Company did not issue any shares of common stock during the three months ended March 31, 2024 and March 31, 2023.

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

On July 1, 2023, the Company entered into amended employment agreements with the three executives. In addition to the cash compensation included in their employment contracts, the three executives were granted one-time bonus stock options (that were immediately vested) and performance-based stock options that would be triggered based on certain performance criteria being achieved. The amount expensed during the three months ended March 31, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $40,060 and $0 respectively.

The following table presents a summary of stock option award activity during the three months ended March 31, 2024:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2023	2,281,879	$0.89	9.25
Issued
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding March 31, 2024	2,281,879	$0.89	9.25

The following table provides additional information about stock options that are outstanding and exercisable at March 31, 2024:

Exercise Price	Number of Options	Weighted Average Remaining Life in Years	Exercisable Number of Options
$0.89	2,281,879	9.25	587,248
	2,281,879	9.25	587,248

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

	March 31, 2024	December 31, 2023
Volatility	99.0%	99.0%
Expected dividends	$-	$-
Risk-free interest rate	4.61%	4.61%
Expected term (years)	9.25	9.5

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2023	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding March 31, 2024	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at March 31, 2024:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	1.5	$4.15	2,135,000
$4.15	347,250	1.5	4.15	347,250
	2,662,250	1.5	$4.15	2,662,250

The compensation expense attributed to the issuance of the warrants, if required to be recognized on the nature of the transaction, was recognized as they vested/earned. These warrants are exercisable up to three years from the date of grant. All are currently exercisable.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We plan to further negotiate with the EDD and proceed with a settlement offer. The Company has accrued $40,000 and $40,000 on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. The Company believes it has adequately accrued for this matter.

Demand Letter from The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094. The Company and the University of Arizona agreed on the terms of a settlement for the amounts claimed by the University, whereby the Company paid an aggregate of approximately $69,000 (in three equal monthly payments) in full satisfaction of amounts the University claims it is owed. The settlement amount was paid in full as of December 31, 2023.

NOTE 8 — CONCENTRATION OF CREDIT RISK

Revenues

One customer accounted for 71% of revenues for the three months ended March 31, 2024.

Six customers accounted for 94% of revenues for the three months ended March 31, 2023, as set forth below:

Customer A	25%
Customer B	17%
Customer C	16%
Customer D	14%
Customer E	12%
Customer F	10%

Accounts Receivable

Two customers accounted for 88% of the accounts receivable as of March 31, 2024, as set forth below:

Customer A	54%
Customer B	34%

Five customers accounted for 97% of accounts receivable at December 31, 2023.

Customer A – related party	39%
Customer B	21%
Customer C	15%
Customer D	12%
Customer E	10%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC on March 27, 2024. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors “in this quarterly report on Form 10-Q as well as the risk factors set forth in the section titled “Risk Factors” included in our Registration Statement for our initial public offering as filed with the Securities and Exchange Commission (SEC File number 333-26198), Our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

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

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as “Generation 2” or “Gen-2” and “Generation 3” or “Gen-3.” Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that is designed to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in development for the treatment of depression utilizing both Gen-2 and Gen-3. The new Gen-3 device is also scheduled for additional pilot trials and/or pivotal trials for anxiety and insomnia in the United States and China beginning in the late second or early third quarter of 2024. Preliminary data provided by The University of California, San Diego and recent published data from China supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

A second FDA pre-submission document was submitted on February 13, 2024. FDA comments to this second pre-submission document were received on April 26, 2024. A formal teleconference was held with the FDA on April 30, 2024. The Nexalin regulatory team and the FDA came to a consensus on the Anxiety and Insomnia Clinical research protocols.

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

All our products are non-invasive, safe, undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform - particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, we have created a waveform that is undetectable to the brain which allows the increase of the power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive and comfortable treatment that is more powerful than any stimulation device in the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

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

Since our inception, we have generated significant losses; we expect to continue to incur significant expenses and increasing operating losses for at least the next two years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures for other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue the ongoing and planned preclinical and clinical development of our products;

●	review and analyze the value of amending our previous 510(k) Application for anxiety and insomnia in accordance with the FDA and seek other regulatory approvals for any future products that successfully complete clinical trials;

●	arrange for an outsourced sales, marketing and distribution model and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize;

●	maintain, expand and protect our intellectual property portfolio;

●	engage additional clinical, scientific, manufacturing and controls personnel;

●	add additional information systems including personnel to support our product development;

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

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $5,783 and $0 of equity method investment income from the Joint Venture on a one-quarter reporting lag for the three months ended March 31, 2024 and 2023, respectively, on the condensed consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of March 31, 2024 and December 31, 2023 the Company had an Equity Method Investment of $101,783 and $96,000, respectively, recorded on the condensed consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Our financial results for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	2024	2023	Change	Change(1)
			$	%
Revenues, net	$78,671	$30,560	$48,111	157%
Cost of revenues	9,156	7,110	2,046	29%
Gross profit	69,515	23,450	46,065	196%

Operating expenses:
Professional fees	227,829	158,600	69,229	44%
Salaries and benefits	326,417	299,323	27,094	9%
Selling, general and administrative	588,981	344,953	244,028	71%
Total operating expenses	1,143,227	802,876	340,351	42%

Loss from operations	(1,073,712)	(779,426)	(294,286)	38%

Other income (expense), net:
Interest income (expense), net	304	(8,837)	9,141	103%
Gain on sale of short-term investments	24,946	38,772	(13,826)	(36)%
Other income	1,522	1,077	445	41%
Total other income (expense), net	26,772	31,012	(4,240)	(14)%

Loss before equity in net earnings of affiliate	(1,046,940)	(748,414)	(298,526)	40%
Equity in net earnings of affiliate	5,783	-	5,783	100%

Net loss	$(1,041,157)	$(748,414)	$(292,743)	39%

Other comprehensive income:
Unrealized gain (loss) from short-term investments	160	41,069	(40,909)	(100)%
Comprehensive loss	$(1,040,997)	$(707,345)	$(333,652)	47%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended March 31, 2024 and 2023, we generated $78,671 and $30,560 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The increase in revenue for 2024 compared to 2023 was primarily due to the sale of devices to a new overseas customer.

Cost of Revenues and Gross Profit

For the three months ended March 31, 2024 and 2023, cost of revenues was $9,156 and $7,110, respectively, yielding a gross profit of $69,515 and $23,450, respectively, or 88% and 77%, respectively. Such increase in gross margin was due to the change in our sources of revenue. Our revenue for the quarter ended March 31, 2024 was primarily device sales which have a greater gross margin than electrode and cable sales.

Operating Expenses

Total operating expenses for the three months ended March 31, 2024 and 2023 were $1,143,227 and $802,876, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in professional fees of approximately $69,000, an increase in salaries and benefits of approximately $27,000, an increase in travel of approximately $37,000, an increase in consulting of approximately $26,000, an increase in research and development costs of approximately $40,000 and an increase in stock compensation of approximately $161,000. The increase in professional fees is primarily related to costs associated with investor relations. The increase in salaries and benefits is primarily due to the implementation of a company health insurance plan and an increase in staff salaries. The increase in travel is primarily due to costs associated with meetings with our joint venture partners, staff visits to our Houston office and travel related to investor relations. The increase in consulting is primarily due to retaining a new consultant to assist with marketing. The increases in research and development costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in stock compensation is primarily related to compensating consultants with stock. These amounts were offset by a decrease in insurance of approximately $20,000 resulting from a decrease in premiums.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2024 and 2023 was $26,772 and $31,012, respectively, consisting of interest and dividend income, gain on the sale of short-term investments offset by interest expense.

Cash Flows

The following table summarizes our consolidated cash flows for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(763,289)	$(1,314,649)
Net cash provided by investing activities	$729,314	$1,526,867
Net cash used in financing activities	$-	$(200,000)

Net Cash Used In Operating Activities

Net cash used in operating activities was $763,289 for the three months ended March 31, 2024, as compared to $1,314,649 for the respective period in 2023, primarily due to the net loss of $1,041,157, as well as a combined decrease in accounts payable and accounts payable-related party of approximately $595,585. Offset by increases in stock compensation of approximately $161,349.

Net Cash Provided By Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024, and 2023 was $729,314 and $1,526,867, respectively, which was due to short-term investment sales of approximately $6.2 million offset by purchases of $5.4 million of short-term investments and the purchase of patents of approximately $19,000. Net cash provided by investing activities as of March 31, 2023 of $1,526,867 was due to the purchase of short term investments.

Net Cash Used In Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 and 2023 was $0 and $200,000, respectively, which was due to payment of note payable to an officer of the Company in the prior period.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had a significant accumulated deficit of $78.1 million. For the three months ended March 31, 2024, the Company had a loss from operations of $1.1 million and negative cash flows from operations of $0.8 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices in China to its acting distributor. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2023, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. As of March 31, 2024, the Company had cash and cash equivalents on hand of approximately $546,000 and short-term investments of approximately $1.6 million.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 3, “Summary of Significant Accounting Policies and New Accounting Standards” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

Recent Accounting Pronouncements

In August of 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by ASC 280. ASU 2023-07 became effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In August of 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and does not expect them to have a material effect on the consolidated financial statements.

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

Contractual Obligations

See Note 7 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

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

On March 7, 2024, The Company’s stockholders approved a proposed amendment to Nexalin’s Certificate of Incorporation (the “Amendment”), pursuant to which Nexalin’s Board of Directors is authorized, in its discretion, to proceed with a reverse stock split. The exact ratio of the reverse stock split would be within the 1-for-4 to 1-for-14 range, and, if enacted, will be determined by our Board and publicly announced by the Company prior to the effective time of the reverse stock split. The sole purpose for the proposed reverse stock split was to increase the per share market price of the Company’s Common Stock to meet the Nasdaq Minimum Bid Price Rule for continued listing on The Nasdaq Capital Market. The filing of the Amendment and the reverse stock split was only to be implemented if Nexalin’s Board determined they were necessary to regain and maintain compliance with the Nasdaq Minimum Bid Price Rule. The Company regained compliance with Nasdaq’s Minimum Bid Price Rule without the necessity of a reverse stock split and the Board did not exercise the authority given to it to file the proposed Amendment.

On April 23, 2024, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management identified material weaknesses in our internal control over financial reporting. The material weaknesses identified to date include: (i) lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process, including documentation of review of reconciliations; and (ii) insufficient IT controls which are effectively designed and implemented, specifically related to user/superuser access to the Company’s financial reporting system.

As of March 31, 2024, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at March 31, 2024, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2**	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3*	Form of Warrant Certificate (filed as part of Exhibit 4.2)
10.1****	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2****	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3****	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.11****	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.12*	Form of Lock-Up Agreement.
10.13*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.14***	Amended and Restated Promissory Note in favor of Mark White dated as of January 1, 2023.
10.15*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
31.1⸹	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1⸹	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023.
⸹	Filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of May, 2024.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer
Principal Financial Officer