Form 10-Q
period 2024-06-30
Nexalin Technology, Inc.
filed 2024-08-08
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 6, 2024, there were 10,586,562 shares of the Registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward- looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Registration Statement on Form S-1 (SEC File Number 333-279684) as declared effective by the Securities and Exchange Commission (“SEC”) on June 27, 2024 and the Prospectus contained therein, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended June 30, 2024

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$848,796	$580,230
Short-term investments	-	2,368,203
Accounts receivable (Includes related party of $1,933 and $3,614, respectively)	11,720	9,369
Inventory	145,141	156,420
Prepaid expenses and other current assets	176,486	315,670
Total Current Assets	1,182,143	3,429,892
ROU Asset	-	496
Intangible assets, net	226,077	105,528
Equity method investment	100,492	96,000
Other assets	54,414	-
Total Assets	$1,563,126	$3,631,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87,138	$159,534
Accrued expenses	124,966	261,284
Lease liability, current portion	-	4,463
Total Current Liabilities	212,104	425,281
Total Liabilities	212,104	425,281

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,586,562 shares issued and outstanding at June 30, 2024 and 7,436,852 issued and outstanding at December 31, 2023	7,587	7,437
Accumulated other comprehensive income (loss)	-	(405)
Additional paid in capital	80,707,134	80,237,652
Accumulated deficit	(79,363,699)	(77,038,049)
Total Stockholders’ Equity	1,351,022	3,206,635
Total Liabilities and Stockholders’ Equity	$1,563,126	$3,631,916

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net (Includes related party of $0 and $10,207 for the three months ended and $0 and $10,207 for the six months ended, respectively)	$26,840	$35,540	$105,511	$66,100
Cost of revenues	7,247	9,374	16,403	16,484
Gross profit	19,593	26,166	89,108	49,616

Operating expenses:
Professional fees	240,967	120,147	468,796	278,747
Salaries and benefits	307,480	303,334	633,897	602,657
Selling, general and administrative	768,167	479,545	1,357,148	824,498
Total operating expenses	1,316,614	903,026	2,459,841	1,705,902

Loss from operations	(1,297,021)	(876,860)	(2,370,733)	(1,656,286)

Other income (expense), net:
Interest income (expense), net	66	(5,518)	370	(14,355)
Gain on sale of short-term investments	11,719	58,878	36,665	97,650
Other income	2,034	1,063	3,556	2,140
Total other income (expense), net	13,819	54,423	40,591	85,435

Loss before equity in net earnings of affiliate	(1,283,202)	(822,437)	(2,330,142)	(1,570,851)
Equity in net earnings of affiliate	(1,291)	-	4,492	-

Net loss	(1,284,493)	(822,437)	(2,325,650)	(1,570,851)

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	245	(7,980)	405	(3,224)
Comprehensive loss	$(1,284,248)	$(830,417)	$(2,325,245)	$(1,574,075)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.17)	$(0.11)	$(0.31)	$(0.22)

Weighted Average Shares Outstanding - Basic and Diluted	7,497,551	7,286,562	7,467,225	7,286,562

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive gain	-	-	4,756	-	-	4,756
Net loss	-	-	-	-	(748,414)	(748,414)
Balance as of March 31, 2023	7,286,562	$7,287	$41,069	$77,824,427	$(73,137,754)	$4,735,029
Other comprehensive gain	-	-	(7,980)	-	-	(7,980)
Stock compensation	-	-	-	88,388	-	88,388
Net loss	-	-	-	-	(822,437)	(822,437)
Balance as of June 30, 2023	7,286,562	$7,287	$33,089	$77,912,815	$(73,960,191)	$3,993,000

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive gain	-	-	160	-	-	160
Stock compensation	-	-	-	161,349	-	161,349
Net loss	-	-	-	-	(1,041,157)	(1,041,157)
Balance as of March 31, 2024	7,436,562	$7,437	$(245)	$80,399,001	$(78,079,206)	$2,326,987
Other comprehensive gain	-	-	245	-	-	245
Stock compensation	-	-	-	308,283	-	308,283
Shares issued	150,000	150	-	(150)	-	-
Net loss	-	-	-	-	(1,284,493)	(1,284,493)
Balance as of June 30, 2024	7,586,562	$7,587	$-	$80,707,134	$(79,363,699)	$1,351,022

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,325,650)	$(1,570,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	469,632	88,388
Depreciation	-	268
Amortization	6,454	1,352
Non-cash lease expense	496	2,774
Gain on sale of short-term investments	(36,665)	(97,650)
Share of net income from equity method investment	(4,492)	-
Changes in operating assets and liabilities:
Accounts receivable	(418)	(9,447)
Accounts receivable - related party	(1,933)	-
Prepaid assets	139,184	31,371
Inventory	11,279	(5,637)
Other assets	(54,414)	-
Accounts payable - related party	-	(260,000)
Accounts payable	(72,396)	(349,866)
Accrued expenses	(136,318)	63,811
Lease liability	(4,463)	(24,773)
Net cash used in operating activities	(2,009,704)	(2,130,260)

Cash flows from investing activities:
Sale of short-term investments	9,169,596	21,155,143
Purchase of short-term investments	(6,764,323)	(18,694,446)
Purchase of patents	(80,120)	(61,458)
Purchase of trademarks	(46,883)	-
Net cash provided by investing activities	2,278,270	2,399,239

Cash flows from financing activities:
Payments on notes payable - officer	-	(200,000)
Net cash used in financing activities	-	(200,000)

Net increase in cash and cash equivalents	268,566	68,979
Cash and cash equivalents - beginning of period	580,230	162,743
Cash and cash equivalents - end of period	$848,796	$231,722

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$405	$(3,224)

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through June 30, 2024.

Our shares and warrants began trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) on September 16, 2022, under the symbols “NXL” and “NXLIW”, respectively.

On July 1, 2024, we consummated a follow-on public offering of an aggregate of 3,000,000 shares of the Common Stock for an offering price of $1.75 per share, resulting in aggregate gross proceeds of approximately $5,250,000. The Company intends to use the net proceeds of such offering primarily for general corporate purposes, which may include, but is not limited to, working capital, operating expenses, and capital expenditures.

Throughout this report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

Nexalin is headquartered, and maintains its base of management and operations, in Houston, Texas. We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety and insomnia and depression, without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new Denovo application to demonstrate safety and effectiveness.

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

The waveform that comprises the basis of our “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” headset devices is in pre-submission for review by the FDA for safety evaluation and eventual marketing in the United States. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and we continue to consult with the FDA as part of the pre-submission meetings. If and when we obtain FDA clearance for the Gen-3 device, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions with our device.

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Gen-2 and Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 and Gen-3. We plan to schedule additional pilot trials and/or pivotal trials for the new Gen-3 device for anxiety and insomnia in the United States and China beginning in the late third quarter or early fourth quarter of 2024. Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

A new pre-submission document in preparation of a new 510(k) and/or de novo application for our Gen-3 HALO headset at 15 milliamps was filed with the FDA in January of 2023. Formal comments to our pre-submission document filing were received in March of 2023. A formal meeting to address FDA comments took place on May 9, 2023.

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

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. The Joint Venture conducts research, development and clinical studies of our devices, which supplements similar activities being conducted by Nexalin in the United States. The Joint Venture is responsible for funding all clinical trial and development costs incurred in China. We share associated economic responsibility for these expenses under the terms of the Joint Venture Agreement. The Joint Venture may provide the financial resources for, and– together with our clinical studies conducted in the U.S. - serve as an important regulatory precursor towards the advancement of our efforts in securing 510(k) and/or Denovo clearance from the FDA for our devices.

As of the date of this Quarterly Report on Form 10-Q, we have no employees or office in China and none of our operations are conducted in China. The Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”) and ASC 810 - Consolidations (“ASC 810”), the Company recognized $(1,291) and $0 for the three months ended June 30, 2024 and 2023 and $4,492 and $0 for the six months ended June 30, 2024 and 2023 of equity method investment income from the Joint Venture on a one-quarter reporting lag, on the condensed consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of June 30, 2024 and December 31, 2023 the Company had an Equity Method Investment of $100,492 and $96,000, respectively, recorded on the condensed consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested$104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Continued Nasdaq Listing

Our common stock is currently listed on The Nasdaq Stock Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule and Minimum Stockholder Equity Rule (each as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

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

The Company requested a second 180-day period in order to regain compliance with Nasdaq Rule 5550(a)(2). On January 18, 2024, the Nasdaq Hearing Panel granted the Company a temporary exception to regain compliance with the Minimum Bid Price Rule until March 27, 2024, which date was further extended by the Panel until April 25, 2024.

On April 23, 2024, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

Under the Nasdaq listing rules, we are also required to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholder Equity Rule”). In our Form 10-Q for the period ending March 31, 2024, we reported stockholders’ equity of $2,326,987. On May 16, 2024, we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that its stockholders’ equity as reported in such Quarterly Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market.

Pursuant to the Notice, the Company had 45 calendar days from the date of the Notice to submit a plan to regain compliance. On July 1, 2024, the Company submitted a plan to Nasdaq. As described in the Company’s submission to Nasdaq, and as set forth in the Current Report on Form 8-K filed by the Company on July 3, 2024, the Company consummated the public offering of 3 million shares of the Company’s Common Stock for total aggregate gross proceeds of approximately $5,250,000 On July 23, 2024, the Company received written notification from the Listing Qualifications Department of NASDAQ, confirming that, based on the information contained in the Company’s Form 8-K, filed with the SEC on July 16, 2024, the Company is now in compliance with the Minimum Stockholder Equity Rule.

NOTE 2 — LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2024, the Company had a significant accumulated deficit of approximately $79.4 million. For the six months ended June 30, 2024, the Company had a loss from operations of approximately $2.4 million and negative cash flows from operations of approximately $2.0 million. While the Company had a working capital surplus as of June 30, 2024 of approximately $1.0 million, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses as it executes its development plans, as well as undertaking other potential strategic and business development initiatives through 2024 and through the twelve months from the date of this report. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. We previously funded these losses primarily through the sale of equity. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. On July 1, 2024, the Company consummated the public offering of an aggregate of 3,000,000 shares of the Company’s common stock resulting in aggregate gross proceeds of approximately $5.25 million. The proceeds from the offering increased the Company’s stockholders’ equity by approximately $4.55 million, making the Company's stockholders’ equity approximately $6.9 million as of July 1, 2024. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of June 30, 2024 and have concluded that we have sufficient cash and short-term investments in the amount of approximately $5.2 million on hand on August 6, 2024 to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended June 30,
	2024	2023
Device sales	$-	$9,600
Licensing fee	16,064	20,033
Equipment	10,108	5,100
Other	668	807
Total	$26,840	$35,540

	Six Months Ended June 30,
	2024	2023
Device sales	$55,500	$9,600
Licensing fee	37,621	43,903
Equipment	11,621	11,500
Other	769	1,097
Total	$105,511	$66,100

Major Geographic Locations

	Three Months Ended June 30,
	2024	2023
U.S. sales	$21,688	$25,333
International sales	5,152	10,207
Total	$26,840	$35,540

	Six Months Ended June 30,
	2024	2023
U.S. sales	$44,858	$55,893
International sales	60,653	10,207
Total	$105,511	$66,100

Contract Modifications

There were no contract modifications during the six months ended June 30, 2024 and 2023. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of June 30, 2024 and December 31, 2023.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments for the three and six months ended June 30, 2024 and 2023 respectively,

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company did not record an allowance for credit loss on June 30, 2024 and December 31, 2023, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items. At June 30, 2024 and December 31, 2023, the Company did not write down inventory.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $6,454 and $1,352 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense was $3,792 and $692 for the three months ended June 30, 2024 and 2023, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at June 30, 2024 and December 31, 2023.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2024
Patents	$179,090	$(8,036)	$171,054
Trademarks	57,456	(2,433)	55,023
Total June 30, 2024	$236,546	$(10,469)	$226,077

December 31, 2023
Patents	$98,970	$(3,751)	$95,219
Trademarks	10,573	(264)	10,309
Total December 31, 2023	$109,543	$(4,015)	$105,528

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At June 30, 2024 and December 31, 2023, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at June 30, 2024 and December 31, 2023.

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
June 30, 2024
Short-term investments	$-	$-	$-
Total March 31, 2024	$-	$-	$-

December 31, 2023
Short-term investments	$2,368,608	$(405)	$2,368,203
Total December 31, 2023	$2,368,608	$(405)	$2,368,203

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of June 30, 2024 and December 31, 2023.

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2024
U.S. Treasury Notes	$-	$-	$-	$-

December 31, 2023
U.S. Treasury Notes	$2,368,203	$2,368,203	$-	$-

Net Loss per Common Share

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement for the three months ended June 30, 2024 and 2023.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended June 30,
	2024	2023
Warrants	2,662,250	2,662,250
Stock options	2,281,879	-
Total	4,944,129	2,662,250

	Six Months Ended June 30,
	2024	2023
Warrants	2,662,250	2,662,250
Stock options	2,281,879	-
Total	4,944,129	2,662,250

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

Research and Development

Research and development costs are charged to operations as incurred. For the six months ended June 30, 2024 and 2023, the Company recorded $275,077 and $211,834 respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2024 and 2023, the Company recorded $169,409 and $146,000 respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	June 30, 2024	December 31, 2023
Accrued – other	35,636	21,954
Accrued settlement liabilities	89,330	89,330
Accrued bonuses	-	150,000
Total	$124,966	$261,284

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

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”) and ASC 810 - Consolidations (“ASC 810”), the Company recognized $(1,291) and $0 for the three months ended June 30, 2024 and 2023 and $4,492 and $0 for the six months ended June 30, 2024 and 2023 of equity method investment income from the Joint Venture on a one-quarter reporting lag, on the condensed consolidated statements of operations and comprehensive loss.

During the six months ended June 30, 2024, the Company issued 150,000 shares of common stock to affiliates of Wider in satisfaction of obligations pursuant to their collaborative agreement. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue these shares.

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

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development and financing arrangements. The Company pays U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $60,000 for each of the six months ended June 30, 2024 and 2023, respectively, and $30,000 for each of the three months ended June 30, 2024 and 2023, respectively, on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Officers

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

Under the terms of his employment agreement Mr. Nketiah is entitled to nonqualified stock option grants to purchase 100,671 shares of the Company’s common stock with an exercise price of $.894 subject to certain time and performance-based vesting conditions. See Note 9, on July 29, 2024, Michael Nketiah submitted his resignation effective August 16, 2024. He will continue to serve the Company in his current capacity until such effective date.

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

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the three months ended June 30, 2024 and 2023 were $13,500 and $13,500. Our lease costs for each of the six months ended June 30, 2024 and 2023 were $27,000 and $27,000. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, the Company pays and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the six months ended June 30, 2024, the Company issued 150,000 shares of common stock to affiliates of Wider in satisfaction of obligations pursuant to their collaborative agreement. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue these shares.

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

On July 1, 2023, the Company entered into amended employment agreements with the three executives. In addition to the cash compensation included in their employment contracts, the three executives were granted one-time bonus stock options (that were immediately vested) and performance-based stock options that would be triggered based on certain performance criteria being achieved. The amount expensed during the three months ended June 30, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $44,060 and $0 respectively. The amount expensed during the six months ended June 30, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $88,120 and $0 respectively.

The following table presents a summary of stock option award activity during the six months ended June 30, 2024:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2023	2,281,879	$0.89	9.00
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding June 30, 2024	2,281,879	$0.89	9.00

The following table provides additional information about stock options that are outstanding and exercisable at June 30, 2024:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,281,879	$9.00	587,248
	2,281,879	$9.00	587,248

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

	June 30, 2024	December 31, 2023
Volatility	99.0%	99.0%
Expected dividends	$-	$-
Risk-free interest rate	4.61%	4.61%
Expected term (years)	9.00	9.5

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2023	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding June 30, 2024	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at June 30, 2024:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	1.25	$4.15	2,135,000
$4.15	347,250	1.25	4.15	347,250
	2,662,250	1.25	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. Although the parties are seeking mediation, the court has set a trial in this matter for November 18, 2024, with mediation scheduled for October 10, 2024. Management’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We plan to further negotiate with the EDD and proceed with a settlement offer. The Company has accrued $40,000 and $40,000 on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. The Company believes it has adequately accrued for this matter.

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

NOTE 8 — CONCENTRATION OF CREDIT RISK

Revenues

Six customers accounted for 90% of revenues for the three months ended June 30, 2024, as set forth below:

Customer A	25%
Customer B	15%
Customer C	14%
Customer D	14%
Customer E	11%
Customer F	11%

Two customers accounted for 67% of revenues for the six months ended June 30, 2024, as set forth below:

Customer A	56%
Customer B	11%

Three customers accounted for 65% and 54% of revenues for the three and six months ended June 30, 2023, respectively as set forth below:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Customer A - related party	29%	15%
Customer B	21%	23%
Customer C	15%	16%

Accounts Receivable

Four customers accounted for 84% of accounts receivable at June 30, 2024, as set forth below:

Customer A	35%
Customer B	25%
Customer C - related party	12%
Customer D	12%

Five customers accounted for 97% of accounts receivable at December 31, 2023.

Customer A - related party	39%
Customer B	21%
Customer C	15%
Customer D	12%
Customer E	10%

NOTE 9 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued. On July 1, 2024, the Company, consummated a public offering (the “Offering”) of an aggregate of 3,000,000 shares of the Company’s Class common stock, $0.001 par value per share, resulting in aggregate gross proceeds of approximately $5,250,000. The Company filed a registration statement on Form S-1 (the “Registration Statement”) relating to the Offering (File No. 333-279684) was initially filed with U.S. Securities and Exchange Commission (the “SEC”) on May 23, 2024, as amended, and was declared effective by the SEC on June 27, 2024.

On July 29, 2024, Michael Nketiah submitted his resignation as Senior Vice President of Quality, Clinical and Regulatory of the Company. Mr. Nketiah’s resignation has an effective date of August 16, 2024. He will continue to serve the Company in his current capacity until such effective date.

Management did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. Actual future results may be materially different from what we expect. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with GAAP.

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

We recognize that an additional barrier to treatment in today’s mental health treatment landscape -- beyond the concerns about safety, efficacy and side-effects that have been associated with conventional mental health treatments such as ECT (shock therapy), drugs and psychotherapy – is stigma. We have received industry reports and feedback that many patients that struggle with mood disorders have the stigma of embarrassment associated with psychiatrists and psychotherapy (e.g., counselling with a therapist). Additional stigmas and other issues are associated with the side effects of medication prescribed by psychiatrists. When we researched the current pharmaceuticals model, public information highlighted the many side effects associated with these medications. Frequently, patients would stop taking the medication because of the uncomfortable side effects. Additional public information mentions dependency and withdrawal issues associated with medication for psychiatric disorders.

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

Recent Developments

Formalized Joint Venture; China Related Activities; Approvals in Oman and Brazil

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

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $(1,291) and $0 for the three months ended June 30, 2024 and 2023 and $4,492 and $0 of equity method investment income from the Joint Venture on a one-quarter reporting lag for the six months ended June 30, 2024 and 2023, respectively, on the condensed consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of June 30, 2024 and December 31, 2023 the Company had an Equity Method Investment of $100,492 and $96,000, respectively, recorded on the condensed consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

The Sultanate of Oman’s Ministry of Health granted conditional approval for use of our Gen-2 device on June 16, 2022, effective upon the end user of our device opening and operating a mental health care clinic being constructed in Oman. The Company’s first shipment of a device to Oman was made on January 30, 2024 and received in Oman on February 5, 2024 in connection with the opening of the end user’s clinic, rendering the approval effective. Two additional devices were shipped to Oman on February 29, 2024 and were received by the end user on March 6, 2024. Upon receipt of the two additional devices, the end user’s clinic was operational, and the use of the device to treat patients commenced pursuant to the approval.

On June 13, 2024, the “Company announced that our Gen-2 device had been granted regulatory approval by the Brazilian Health Regulatory Agency, a regulatory body of the Brazilian government responsible for approving new drugs and medical devices.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

Our financial results for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,
	2024	2023	Change	Change(1)
			$	%
Revenues, net	$26,840	$35,540	$(8,700)	(24)%
Cost of revenues	7,247	9,374	(2,127)	(23)%
Gross profit	19,593	26,166	(6,573)	(25)%

Operating expenses:
Professional fees	240,967	120,147	120,820	101%
Salaries and benefits	307,480	303,334	4,146	1%
Selling, general and administrative	768,167	479,545	288,622	60%
Total operating expenses	1,316,614	903,026	413,588	46%

Loss from operations	(1,297,021)	(876,860)	(420,161)	48%

Other income (expense), net:
Interest income (expense), net	66	(5,518)	5,584	101%
Gain on sale of short-term investments	11,719	58,878	(47,159)	(80)%
Other income	2,034	1,063	971	91%
Total other income (expense), net	13,819	54,423	(40,604)	(75)%

Loss before equity in net earnings of affiliate	(1,283,202)	(822,437)	(460,765)	56%
Equity in net earnings of affiliate	(1,291)	-	(1,291)	100%

Net loss	$(1,284,493)	$(822,437)	$(460,765)	56%

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	245	(7,980)	8,225	103%
Comprehensive loss	$(1,284,248)	$(830,417)	$(452,540)	54%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended June, 2024 and 2023, we generated $26,840 and $35,540 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The decrease in revenue for the three months ended June 2024 compared to 2023 was primarily due to a device related sale in 2023. There were no device sales in during the three months ended June 30, 2024.

Cost of Revenues and Gross Profit

For the three months ended June 30, 2024 and 2023, cost of revenues was $7,427 and $9,374, respectively, yielding a gross profit of $19,593 and $26,166, respectively, or 73.0% and 73.6%, respectively. Such decrease in gross margin was negligible.

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 and 2023 were $1,316,614 and $903,026, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in travel of approximately $43,000, an increase in research and development costs of approximately $23,000 and an increase in stock compensation of approximately $220,000. The increase in professional fees is primarily related to costs associated with investor relations. Salaries and benefits remained consistent. The increase in travel is primarily due to costs associated with meetings with our joint venture partners, staff visits to our Houston office and travel related to investor relations. The increases in research and development costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in stock compensation is primarily related to compensating consultants with stock.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 and 2023 was $13,819 and $54,423, respectively, consisting of interest and dividend income, gain on the sale of short-term investments offset by interest expense.

Comparison of the six months ended June 30, 2024 and 2023

Our financial results for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Six Months Ended June 30,
	2024	2023	Change	Change(1)
			$	%
Revenues, net	$105,511	$66,100	$39,411	60%
Cost of revenues	16,403	16,484	(81)	(0)%
Gross profit	89,108	49,616	39,492	80%

Operating expenses:
Professional fees	468,796	278,747	190,049	68%
Salaries and benefits	633,897	602,657	31,240	5%
Selling, general and administrative	1,357,148	824,498	532,650	65%
Total operating expenses	2,459,841	1,705,902	753,939	44%

Loss from operations	(2,370,733)	(1,656,286)	(714,447)	43%

Other income (expense), net:
Interest income (expense), net	370	(14,355)	14,725	103%
Gain on sale of short-term investments	36,665	97,650	(60,985)	(62)%
Other income	3,556	2,140	1,416	66%
Total other income (expense), net	40,591	85,435	(44,844)	(52)%

Loss before equity in net earnings of affiliate	(2,330,142)	(1,570,851)	(759,291)	48%
Equity in net earnings of affiliate	4,492	-	4,492	100%

Net loss	$(2,325,650)	$(1,570,851)	$(759,291)	48%

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	405	(3,224)	3,629	113%
Comprehensive loss	$(2,325,245)	$(1,574,075)	$(755,662)	48%

(1)	Percentages may not foot due to rounding.

Revenues

For the six months ended June, 2024 and 2023, we generated $105,511 and $66,100 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The increase in revenue for the six months ended June 2024 compared to 2023 was primarily due to the sales of devices to a new overseas customer.

Cost of Revenues and Gross Profit

For the six months ended June 30, 2024 and 2023, cost of revenues was $16,403 and 16,484, respectively, yielding a gross profit of $89,108 and $49,616, respectively, or 84.5% and 75.1%, respectively. Such increase in gross margin was primarily due to device revenue having a higher gross profit margin than that of other sources of revenue.

Operating Expenses

Total operating expenses for the six months ended June 30, 2024 and 2023 were $2,459,841 and $1,705,902, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in travel of approximately $81,000, an increase in research and development costs of approximately $63,000 and an increase in stock compensation of approximately $381,000. The increase in professional fees is primarily related to costs associated with investor relations. The increase in travel is primarily due to costs associated with meetings with our joint venture partners, staff visits to our Houston office and travel related to investor relations. The increases in research and development costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in stock compensation is primarily related to compensating consultants with stock

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2024 and 2023 was $40,591 and $85,435, respectively, consisting of interest and dividend income, gain on the sale of short-term investments offset by interest expense. The decrease is primarily due to a decrease in gain on short term investments resulting from decreased short term investments.

Cash Flows

The following table summarizes our consolidated cash flows for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(2,009,704)	$(2,130,260)
Net cash provided by investing activities	$2,278,270	$2,399,239
Net cash used in financing activities	$-	$(200,000)

Net Cash Used In Operating Activities

Net cash used in operating activities was $2,009,704 for the six months ended June 30, 2024, as compared to $2,130,260 for the respective period in 2023, was primarily due to the net loss of $2,325,650, as well as a combined decrease in accounts payable and accounts payable-related party of approximately $537,000 and accrued expenses of approximately $200,000, offset by increases in stock compensation of approximately $381,000.

Net Cash Provided By Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024, and 2023 was $2,278,270 and $2,399,239, respectively, which was due to short-term investment sales approximately $9.2 million offset by purchases of approximately $6.8 million of short-term investments and the purchase of patents and trademarks of approximately $127,000 for the six months ended June 30, 2024.

Net cash provided by investing activities as during the six months ended June 30, 2023 was due to the short-term investment sales of approximately $21.2 million offset by short-term investment purchases of approximately $18.7 million and the purchase of patents of approximately $61,000.

Net Cash Used In Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 and 2023 was $0 and $200,000, respectively, which was due to payment of note payable to an officer of the Company in the prior period.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had a significant accumulated deficit of $79.4 million. For the six months ended June 30, 2024, the Company had a loss from operations of $2.4 million and negative cash flows from operations of $2.0 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company sold devices overseas. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2024, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity. As of June 30, 2024, the Company had cash and cash equivalents on hand of approximately $0.8 million.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. On July 1, 2024, the Company consummated the public offering of an aggregate of 3,000,000 shares of the Company’s common stock resulting in aggregate gross proceeds of approximately $5.25 million. The proceeds from the offering increased the Company’s stockholders’ equity by approximately $4.55 million, making the Company’s stockholders’ equity approximately $6.9 million as of July 1, 2024. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of June 30, 2024 and have concluded that we have sufficient cash and short-term investments in the amount of approximately $5.2 million on hand on August 6, 2024 to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Continued Nasdaq Listing

Minimum Bid Price Requirement

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

The Company requested a second 180-day period in order to regain compliance with Nasdaq Rule 5550(a)(2). On January 18, 2024, the Nasdaq Hearing Panel granted the Company a temporary exception to regain compliance with the Minimum Bid Price Rule until March 27, 2024, which date was further extended by the Panel until April 25, 2024.

On April 23, 2024, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

Minimum Stockholder Equity Requirement

Under the Nasdaq listing rules, we are also required to maintain stockholders’ equity of at least $2,500,000 (the “Minimum Stockholder Equity Rule”). In our Form 10-Q for the period ending March 31, 2024, we reported stockholders’ equity of $2,326,987. On May 16, 2024, we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that its stockholders’ equity as reported in such Quarterly Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market.

Pursuant to the Notice, the Company had 45 calendar days from the date of the Notice to submit a plan to regain compliance. On July 1, 2024, the Company submitted a plan to Nasdaq. As described in the Company’s submission to Nasdaq, and as set forth in the Current Report on Form 8-K filed by the Company on July 3, 2024, the Company consummated the public offering of 3 million shares of the Company’s Common Stock for total aggregate gross proceeds of approximately $5,250,000. On July 23, 2024, the Company received written notification from the Listing Qualifications Department of NASDAQ, confirming that, based on the information contained in the Company’s Form 8-K, filed with the SEC on July 16, 2024, the Company is now in compliance with the Minimum Stockholder Equity Rule.

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

As of June 30, 2024, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at June 30, 2024, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in our Registration Statement on Form S-1 (SEC File Number 333-279684) as declared effective by the Securities and Exchange Commission on June 27, 2024 and the Prospectus contained therein describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition.

There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2**	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3*	Form of Warrant Certificate (filed as part of Exhibit 4.2)
10.1****	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2****	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3****	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10****	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11*	Form of Lock-Up Agreement.
10.12*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.13***	Amended and Restated Promissory Note in favor of Mark White dated as of January 1, 2023.
10.14*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15*****	Form of Lock-Up Agreement.
10.16*****	Form of Securities Purchase Agreement.
10.17******	Placement Agency Agreement
31.1*******	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*******	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023.
*****	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684).
******	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024.
*******	Filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August, 2024.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer
Principal Financial Officer