Form 10-Q
period 2024-09-30
Nexalin Technology, Inc.
filed 2024-11-08
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 6, 2024, there were 12,861,605 shares of the Registrant’s common stock outstanding.

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

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended September 30, 2024

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$81,421	$580,230
Short-term investments	4,512,197	2,368,203
Accounts receivable (Includes related party of $540 and $3,614, respectively)	15,171	9,369
Inventory	158,375	156,420
Prepaid expenses and other current assets	140,425	315,670
Total Current Assets	4,907,589	3,429,892
ROU Asset	-	496
Intangible assets, net	248,942	105,528
Equity method investment	100,651	96,000
Total Assets	$5,257,182	$3,631,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$166,542	$159,534
Accrued expenses	132,847	261,284
Lease liability, current portion	-	4,463
Total Current Liabilities	299,389	425,281
Total Liabilities	299,389	425,281

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,861,605 shares issued and outstanding at September 30, 2024 and 7,436,852 shares issued and outstanding at December 31, 2023	12,862	7,437
Accumulated other comprehensive loss	(325)	(405)
Additional paid in capital	86,757,212	80,237,652
Accumulated deficit	(81,811,956)	(77,038,049)
Total Stockholders’ Equity	4,957,793	3,206,635
Total Liabilities and Stockholders’ Equity	$5,257,182	$3,631,916

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net (Includes related party of $868 and $0 for the three months ended and $3,102 and $10,207 for the nine months ended, respectively)	$36,031	$24,113	$141,542	$90,212
Cost of revenues	12,694	3,973	29,097	20,457
Gross profit	23,337	20,140	112,445	69,755

Operating expenses:
Professional fees	262,303	127,202	731,099	405,949
Salaries and benefits	294,175	363,330	928,072	965,988
Selling, general and administrative	1,975,376	1,945,145	3,332,524	2,769,641
Total operating expenses	2,531,854	2,435,677	4,991,695	4,141,578

Loss from operations	(2,508,517)	(2,415,537)	(4,879,250)	(4,071,823)

Other income (expense), net:
Interest income (expense), net	1,000	(5,330)	1,370	(19,685)
Gain on sale of short-term investments	56,250	82,943	92,915	180,593
Other income	2,851	40,735	6,407	42,875
Total other income (expense), net	60,101	118,348	100,692	203,783

Loss before equity in net earnings of affiliate	(2,448,416)	(2,297,189)	(4,778,558)	(3,868,040)
Equity in net earnings of affiliate	159	-	4,651	-
Net loss	(2,448,257)	(2,297,189)	(4,773,907)	(3,868,040)

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	(325)	(32,289)	80	(35,513)
Comprehensive loss	$(2,448,582)	$(2,329,478)	$(4,773,827)	$(3,903,553)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.23)	$(0.31)	$(0.55)	$(0.53)

Weighted Average Shares Outstanding - Basic and Diluted	10,847,476	7,415,366	8,606,357	7,330,128

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated
	Common Stock		Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Other comprehensive gain	-	-	4,756	-	-	4,756
Net loss	-	-	-	-	(748,414)	(748,414)
Balance as of March 31, 2023	7,286,562	$7,287	$41,069	$77,824,427	$(73,137,754)	$4,735,029
Other comprehensive loss	-	-	(7,980)	-	-	(7,980)
Stock compensation	-	-	-	88,388	-	88,388
Net loss	-	-	-	-	(822,437)	(822,437)
Balance as of June 30, 2023	7,286,562	$7,287	$33,089	$77,912,815	$(73,960,191)	$3,993,000
Other comprehensive loss	-	-	(32,289)	-	-	(32,289)
Stock compensation	150,000	150	-	1,573,020	-	1,573,170
Net loss	-	-	-	-	(2,297,189)	(2,297,189)
Balance as of September 30, 2023	7,436,562	$7,437	$800	$79,485,835	$(76,257,380)	$3,236,692

			Accumulated
	Common Stock		Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive gain	-	-	160	-	-	160
Stock compensation	-	-	-	161,349	-	161,349
Net loss	-	-	-	-	(1,041,157)	(1,041,157)
Balance as of March 31, 2024	7,436,562	$7,437	$(245)	$80,399,001	$(78,079,206)	$2,326,987
Other comprehensive gain	-	-	245	-	-	245
Stock compensation	-	-	-	308,283	-	308,283
Shares issued	150,000	150	-	(150)	-	-
Net loss	-	-	-	-	(1,284,493)	(1,284,493)
Balance as of June 30, 2024	7,586,562	$7,587	$-	$80,707,134	$(79,363,699)	$1,351,022
Other comprehensive loss	-	-	(325)	-	-	(325)
Stock compensation	2,275,043	2,275	-	1,536,894	-	1,539,169
Shares issued in offering	3,000,000	3,000	-	4,513,184	-	4,516,184
Net loss	-	-	-	-	(2,448,257)	(2,448,257)
Balance as of September 30, 2024	12,861,605	$12,862	$(325)	$86,757,212	$(81,811,956)	$4,957,793

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,773,907)	$(3,868,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,008,801	1,661,558
Depreciation	-	402
Amortization	10,666	2,105
Non-cash lease expense	496	4,208
Gain on sale of short-term investments	(92,915)	(180,593)
Share of net income from equity method investment	(4,651)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,262)	(9,608)
Accounts receivable - related party	(540)	-
Prepaid assets	175,245	119,237
Inventory	(1,955)	(4,249)
Accounts payable - related party	-	(260,000)
Accounts payable	7,008	(325,818)
Accrued expenses	(128,437)	67,069
Lease liability	(4,463)	(37,625)
Net cash used in operating activities	(2,809,914)	(2,831,354)

Cash flows from investing activities:
Sale of short-term investments	22,348,611	32,671,394
Purchase of short-term investments	(24,399,610)	(29,270,926)
Purchase of patents	(101,936)	(96,000)
Purchase of trademarks	(52,144)	(74,460)
Net cash provided by (used in) investing activities	(2,205,079)	3,230,008

Cash flows from financing activities:
Payments on notes payable - officer	-	(200,000)
Issuance of common stock	4,516,184	-
Net cash provided by (used in) financing activities	4,516,184	(200,000)

Net increase (decrease) in cash and cash equivalents	(498,809)	198,654
Cash and cash equivalents - beginning of period	580,230	162,743
Cash and cash equivalents - end of period	$81,421	$361,397

Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$80	$(35,513)

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through September 30, 2024.

Our shares and warrants began trading on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) on September 16, 2022, under the symbols “NXL” and “NXLIW”, respectively.

On July 1, 2024, we consummated a follow-on public offering of an aggregate of 3,000,000 shares of the Common Stock for an offering price of $1.75 per share, resulting in aggregate net proceeds of approximately $4,720,000. The Company intends to use the net proceeds of such offering primarily for general corporate purposes, which may include, but is not limited to, working capital, operating expenses, and capital expenditures.

Throughout this report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

Nexalin is headquartered, and maintains its base of management and operations, in Houston, Texas. We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia, and depression, without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new De Novo application to demonstrate safety and effectiveness.

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

The waveform that comprises the basis of our “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” headset devices is in pre-submission for review by the FDA for safety evaluation and eventual marketing in the United States. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-3 device, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions with our device.

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Gen-2 and Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease categories. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 and Gen-3. We plan to schedule additional pilot trials and/or pivotal trials for the new Gen-3 device for anxiety and insomnia in the United States and China beginning in the fourth quarter of 2024  . Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexilin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. The Joint Venture conducts research, development and clinical studies of our devices, which supplements similar activities being conducted by Nexalin in the United States. The Joint Venture is responsible for funding all clinical trial and development costs incurred in China. We share associated economic responsibility for these expenses under the terms of the Joint Venture Agreement. The Joint Venture may provide the financial resources for, and– together with our clinical studies conducted in the U.S. - serve as an important regulatory precursor towards the advancement of our efforts in securing 510(k) and/or De Novo clearance from the FDA for our devices.

As of the date of this Quarterly Report on Form 10-Q, we have no employees or office in China and none of our operations are conducted in China. The Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”) and ASC 810 - Consolidations (“ASC 810”), the Company recognized $159 and $0 for the three months ended September 30, 2024 and 2023 and $4,651 and $0 for the nine months ended September 30, 2024 and 2023 of equity method investment income from the Joint Venture on a one-quarter reporting lag, on the condensed consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of September 30, 2024 and December 31, 2023 the Company had an Equity Method Investment of $100,651 and $96,000, respectively, recorded on the condensed consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 which is recorded on the consolidated balance sheet at December 31, 2023 as an Equity Method Investment. Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

On September 23, 2024, we received a notice from Nasdaq notifying us that we were not in compliance with the Minimum Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until March 24, 2025, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. On October 31, 2024, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

NOTE 2 — LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2024, the Company had a significant accumulated deficit of approximately $81.8 million. For the nine months ended September 30, 2024, the Company had a loss from operations of approximately $4.9 million and negative cash flows from operations of approximately $2.8 million. While the Company had a working capital surplus as of September 30, 2024 of approximately $4.6 million, the Company’s operating activities consume most of its cash resources.

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

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of September 30, 2024 and have concluded that we will not have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended September 30,
	2024	2023
Device sales	$-	$-
Licensing fee	16,941	18,664
Equipment	18,802	5,179
Other	288	270
Total	$36,031	$24,113

	Nine Months Ended September 30,
	2024	2023
Device sales	$55,500	$9,600
Licensing fee	54,561	62,566
Equipment	30,423	16,679
Other	1,058	1,367
Total	$141,542	$90,212

Major Geographic Locations

	Three Months Ended September 30,
	2024	2023
U.S. sales	$20,664	$24,113
International sales	15,367	-
Total	$36,031	$24,113

	Nine Months Ended September 30,
	2024	2023
U.S. sales	$65,523	$80,005
International sales	76,019	10,207
Total	$141,542	$90,212

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income (loss.) Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments for the three and nine months ended September 30, 2024 and 2023, respectively.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $10,666 and $2,105 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense was $4,211 and $753 for the three months ended September 30, 2024 and 2023, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at September 30, 2024 and December 31, 2023.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2024
Patents	$200,906	$(10,680)	$190,226
Trademarks	62,717	(4,001)	58,716
Total September 30, 2024	$263,623	$(14,681)	$248,942

December 31, 2023
Patents	$98,970	$(3,751)	$95,219
Trademarks	10,573	(264)	10,309
Total December 31, 2023	$109,543	$(4,015)	$105,528

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At September 30, 2024 and December 31, 2023, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at September 30, 2024 and December 31, 2023.

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
September 30, 2024
Short-term investments	$4,512,522	$(325)	$4,512,197
Total September 30, 2024	$4,512,522	$(325)	$4,512,197

December 31, 2023
Short-term investments	$2,368,608	$(405)	$2,368,203
Total December 31, 2023	$2,368,608	$(405)	$2,368,203

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of September 30, 2024 and December 31, 2023.

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2024
U.S. Treasury Notes	$4,512,197	$4,512,197	$-	$-

December 31, 2023
U.S. Treasury Notes	$2,368,203	$2,368,203	$-	$-

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement for the three months ended September 30, 2024 and 2023.

Net Loss per Common Share

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended September 30,
	2024	2023
Warrants	2,662,250	2,662,250
Stock options	2,863,129	-
Total	5,525,379	2,662,250

	Nine Months Ended September 30,
	2024	2023
Warrants	2,662,250	2,662,250
Stock options	2,863,129	-
Total	5,525,379	2,662,250

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

Research and Development

Research and development costs are charged to operations as incurred. For the nine months ended September 30, 2024 and 2023, the Company recorded $453,643 and $1,842,341, respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024 and 2023, the Company recorded $178,565 and $1,638,508, respectively, in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2024	December 31, 2023
Accrued – other	43,517	21,954
Accrued settlement liabilities	89,330	89,330
Accrued bonuses	-	150,000
	$132,847	$261,284

NOTE 5 — RELATED PARTY TRANSACTIONS

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering. The agreement was amended effective as of July 1, 2024 to expand the services. The two members of U.S. Asian are shareholders in the Company including Marilyn Elson who is Nexalin’s Controller.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a onetime stock grant and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination of the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $110,000 and stock compensation expense of $146,000 for the nine months ended September 30, 2024 and $90,000 of consulting expenses for the nine months ended September 30, 2023, respectively. The Company recorded $30,000 related to the consulting agreement for each of the three months ended September 30, 2024 and 2023, respectively, on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Leonard Osser was issued 200,000 shares of Company stock as compensation for his services on the Advisory Board. The Company recorded $144,000 and $0 of stock compensation expense for the nine months ended September 30, 2024 and September 30, 2023 respectively.

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

Effective September 16, 2024, the Company entered into an agreement with Ms. Carolyn Shelton to serve as Senior Vice President, Quality, Regulatory and Clinical Affairs.

Under the terms of his employment agreement, Mr. White is entitled to (i) a sign-on/retention bonus consisting of a one-time lump-sum payment of $50,000 and a grant of nonqualified stock options to purchase 1,387,024 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time and performance-based vesting conditions.

Under the terms of his service agreement, Dr. Owens is entitled to (i) a sign-on/retention bonus consisting of a grant of nonqualified stock options to purchase 654,362 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time and performance-based vesting conditions.

Under the terms of his employment agreement Mr. Nketiah was entitled to nonqualified stock option grants to purchase 100,671 shares of the Company’s common stock with an exercise price of $.894 subject to certain time and performance-based vesting conditions.

Under the terms of her agreement Ms. Shelton is entitled to nonqualified stock option grants to purchase 90,620 shares of the Company’s common stock with an exercise price of $.6621, subject to certain time and performance-based vesting conditions. Such options were not granted as of September 30, 2024.

In addition to the retention payments, stock awards and nonqualified option grants described above, Messrs. White and Nketiah are receiving cash compensation and each of Messrs. White and Nketiah are eligible for performance-based cash bonuses. The 2023 performance-based milestones regarding Mr. White’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $120,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2024. The 2023 performance-based milestones regarding Mr. Nketiah’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $50,000 and 33,557 nonqualified stock options with a vesting date of July 1, 2024.

The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our 2023 Plan.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totalling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the three months ended September 30, 2024 and 2023 were $13,500 and $13,500. Our lease costs for each of the nine months ended September 30, 2024 and 2023 were $40,500 and $40,500. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, the Company pays and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the nine months ended September 30, 2024, the Company issued an aggregate of 5,425,043 shares of its common stock, as follows:

●	150,000 shares of common stock were issued to affiliates of Wider in satisfaction of obligations pursuant to their collaborative agreement. A charge to research and development of $750,000 was recorded in 2023 at the time the Company recognized its obligation to issue these shares.

●	3,000,000 shares of common stock were issued to investors for net proceeds of $4,516,184.

●	2,275,043 shares of common stock were issued for services in lieu of cash of which 1,232,357 were issued to outside consultants, 200,000 to a related party, 542,500 to certain employees of the Company, and 300,186 to current and former members of the Board of Directors for their services as Board Members.

During the nine months ended September 30, 2023, the Company issued 150,000 shares of its common stock to Wider pursuant to their collaborative agreement resulting in a charge to research and development of $750,000.

Options

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023 and an amendment thereto, increasing the number of shares reserved for issuance under the 2023 Plan, was approved by our stockholders on August 26, 2024. The 2023 Plan provides that maximum number of shares of Common Stock available for the grant of awards thereunder shall be 6,000,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan is administered by the Board of Directors, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

On July 1, 2023, the Company entered into amended employment agreements with the three executives. In addition to the cash compensation included in their employment contracts, the three executives were granted one-time bonus stock options (that were immediately vested) and performance-based stock options that would be triggered based on certain performance criteria being achieved. The amount expensed during the three months ended September 30, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $0 and $0 respectively. The amount expensed during the nine months ended September 30, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $88,120 and $0 respectively.

Certain employees and certain members of the Board of Directors were issued options to purchase an aggregate of 581,250 shares of common stock. The options vested immediately upon grant. The amount expensed during the three months ended September 30, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $434,194 and $0 respectively. The amount expensed during the nine months ended September 30, 2024 and 2023 in the unaudited condensed consolidated statements of operations and comprehensive loss was $434,194 and $0 respectively.

The following table presents a summary of stock option award activity during the nine months ended September 30, 2024:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2023	2,281,879	$0.89	8.75
Issued	581,250	0.94	5.00
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding September 30, 2024	2,863,129	$0.90	8.27

The following table provides additional information about stock options that are outstanding and exercisable at September 30, 2024:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,281,879	$8.75	1,152,125
$0.94	581,250	5.00	581,250
	2,863,129	$8.27	1,733,375

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following tables disclose the assumptions, utilized for stock options as follows:

For the 581,250 stock options granted during the nine months ended September 30, 2024, we used the following weighted average assumptions to estimate the fair value of stock options:

September 30, 2024
Volatility	103.8%
Expected dividends	$-
Risk-free interest rate	3.66%
Expected term (years)	5.0

For the stock options outstanding as of December 31,2023, we used the following weighted average assumptions to estimate the fair value of stock options:

December 31, 2023
Volatility	99.0%
Expected dividends	$-
Risk-free interest rate	4.61%
Expected term (years)	9.5

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2023	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding September 30, 2024	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at September 30, 2024:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,315,000	1.00	$4.15	2,135,000
$4.15	347,250	1.00	4.15	347,250
	2,662,250	1.00	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. Although the parties are seeking mediation, the court has set a trial in this matter for June 9, 2025, with a mediation date not yet set. Management’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We plan to further negotiate with the EDD and proceed with a settlement offer. The Company has accrued $40,000 and $40,000 on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. The Company believes it has adequately accrued for this matter.

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

NOTE 8 — CONCENTRATION OF CREDIT RISK

Revenues

Five customers accounted for 75% of revenues for the three months ended September 30, 2024 and two customers accounted for 59% of revenues for the nine months ended September 30, 2024, as set forth below:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Customer A	23%	48%
Customer B	18%	11%
Customer C	13%	-
Customer D	11%	-
Customer E	10%	-

Three customers accounted for 70% and 55% of revenues for the three and nine months ended September 30, 2023, respectively as set forth below:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Customer A	27%	24%
Customer B	23%	18%
Customer C	20%	13%

Accounts Receivable

Four customers accounted for 78% of accounts receivable at September 30, 2024, as set forth below:

Customer A	43%
Customer B	18%
Customer C	17%

Five customers accounted for 97% of accounts receivable at December 31, 2023.

Customer A - related party	39%
Customer B	21%
Customer C	15%
Customer D	12%
Customer E	10%

NOTE 9 — SUBSEQUENT EVENTS

On November 7, 2024, the Company entered into stock option agreements with two employees for services in lieu of cash, and two members of the Board of Directors for their services as Board Members, granting options to purchase an aggregate of 581,250 shares of the Company’s common stock at an exercise price of $.94 per share. Such stock options were immediately vested.

On November 7, 2024, the Company entered into a stock option agreement with Michael Nketiah with respect to his July 1, 2023 Employment Agreement. Mr. Nketiah was granted performance-based stock options to purchase 100,671 shares of common stock at an exercise price of $.894 per share.

On November 7, 2024, the Company entered into a stock option agreement with Carolyn Shelton. Ms. Shelton was granted performance-based stock options to purchase up to 90,620 shares of common stock at an exercise price of $.6621 per share that would be triggered based on certain performance criteria being achieved.  Such options vest in three equal portions over the three year period beginning on the first anniversary of her employment date.

On October 28, 2024, the Board of Directors approved the issuance of an aggregate of 363,635 shares of our restricted common stock for services in lieu of cash, to outside consultants and to Wider, a related party.

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

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as “Generation 2” or “Gen-2” and “Generation 3” or “Gen-3.” Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that is designed to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing Tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures of mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in development for the treatment of depression utilizing both Gen-2 and Gen-3. The new Gen-3 device is also scheduled for additional pilot trials and/or pivotal trials for anxiety and insomnia in the United States and China beginning in the fourth quarter of 2024. Preliminary data provided by The University of California, San Diego and recent published data from China supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

In part due to the increasing incidence attributed to the devastating impacts of the COVID-19 pandemic, mental health and cognitive disorders are widespread across the globe and cause substantial health, social and economic losses, and hardships accordingly. Our focus is on the continued development of our innovative bioelectronic medical technologies and rapid regulatory approval. We intend to help reverse these losses, and hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

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

Since our inception, we have generated significant losses; we expect to continue to incur significant expenses and increasing operating losses for at least the next two years. Our net losses may fluctuate significantly from period to period, depending on the timing of our planned clinical trials and expenditures for other research and development activities. We expect our expenses will increase substantially over time as we:

●	continue the ongoing and planned preclinical and clinical development of our products;

●	review and analyze the value of amending our previous 510(k) Application for anxiety and insomnia in accordance with the FDA;

●	arrange for an outsourced sales, marketing and distribution model and scale up external manufacturing capabilities to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize;

●	maintain, expand and protect our intellectual property portfolio;

●	engage additional clinical, scientific, manufacturing and controls personnel;

●	add additional information systems including personnel to support our product development;

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Recent Developments

Formalized Joint Venture; China Related Activities; Approvals in Oman and Brazil

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexilin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

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

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $159 and $0 for the three months ended September 30, 2024 and 2023 and $4,651 and $0 of equity method investment income from the Joint Venture on a one-quarter reporting lag for the nine months ended September 30, 2024 and 2023, respectively, on the condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2024, the Company issued 150,000 shares of common stock to affiliates of Wider in satisfaction of obligations pursuant to their collaborative agreement. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue these shares.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of September 30, 2024 and December 31, 2023 the Company had an Equity Method Investment of $100,651 and $96,000, respectively, recorded on the condensed consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

Our financial results for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,
	2024	2023	Change	Change(1)
			$	%
Revenues, net	$36,031	$24,113	$11,918	49%
Cost of revenues	12,694	3,973	8,721	220%
Gross profit	23,337	20,140	3,197	16%

Operating expenses:
Professional fees	262,303	127,202	135,101	106%
Salaries and benefits	294,175	363,330	(69,155)	(19)%
Selling, general and administrative	1,975,376	1,945,145	30,231	2%
Total operating expenses	2,531,854	2,435,677	96,177	4%

Loss from operations	(2,508,517)	(2,415,537)	(92,980)	4%

Other income (expense), net:
Interest income (expense), net	1,000	(5,330)	6,330	119%
Gain on sale of short-term investments	56,250	82,943	(26,693)	(32)%
Other income	2,851	40,735	(37,884)	(93)%
Total other income (expense), net	60,101	118,348	(58,247)	(49)%

Loss before equity in net earnings of affiliate	(2,448,416)	(2,297,189)	(151,227)	7%
Equity in net earnings of affiliate	159	-	159	100%
Net loss	$(2,448,257)	$(2,297,189)	$(151,068)	7%

Other comprehensive income (loss):
Unrealized loss from short-term investments	(325)	(32,289)	31,964	99%
Comprehensive loss	$(2,448,582)	$(2,329,478)	$(119,104)	5%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended September 30, 2024 and 2023, we generated $36,031 and $24,113 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The increase in revenue for the three months ended September 30 2024 compared to 2023 was primarily due to sales of supplies and parts.

Cost of Revenues and Gross Profit

For the three months ended September 30, 2024 and 2023, cost of revenues was $12,694 and $3,973, respectively, yielding a gross profit of $23,337 and $20,140, respectively, or 64.77% and 83.52%, respectively. Such decrease in gross margin was due to the lower margins on supplies and parts.

Operating Expenses

Total operating expenses for the three months ended September 30, 2024 and 2023 were $2,531,854 and $2,435,677, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in shareholder related expenses of approximately $56,000, an increase in professional fees of approximately $79,000, an increase in travel of approximately $34,000, and an increase in stock compensation of approximately $1,466,000. These amounts were offset by a decrease in salaries and benefits of approximately $69,000 a decrease in research and development costs of approximately $1,452,000 and a decrease in insurance of approximately $17,000.

The increase in shareholder related expenses was due to costs associated with investor relations. The increase in professional fees is due to an increase in legal fees and an executive search professional fee of $60,000. The increase in travel is primarily due to costs associated with meetings with our joint venture partners, staff visits to our Houston office and travel related to investor relations. The increase in stock compensation is primarily related to compensating consultants with stock compensation upon shareholder approval of amending the Company Equity Plan. The decrease in salaries is primary due to a bonus recorded in 2023. The decrease in research and development costs are primarily related to costs associated with clinical trials not incurred in 2024. The decrease in insurance is due to a reduction in our insurance premiums.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2024 and 2023 was $60,101 and $118,348, respectively, consisting of interest and dividend income, gain on the sale of short-term investments offset by interest expense. The decrease in other income was due to a decrease in the amount available for investment.

Comparison of the nine months ended September 30, 2024 and 2023

Our financial results for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Nine Months Ended September 30,
	2024	2023	Change	Change(1)
			$	%
Revenues, net	$141,542	$90,212	$51,330	57%
Cost of revenues	29,097	20,457	8,640	42%
Gross profit	112,445	69,755	42,690	61%

Operating expenses:
Professional fees	731,099	405,949	325,150	80%
Salaries and benefits	928,072	965,988	(37,916)	(4)%
Selling, general and administrative	3,332,524	2,769,641	562,883	20%
Total operating expenses	4,991,695	4,141,578	850,117	21%

Loss from operations	(4,879,250)	(4,071,823)	(807,427)	20%

Other income (expense), net:
Interest income (expense), net	1,370	(19,685)	21,055	107%
Gain on sale of short-term investments	92,915	180,593	(87,678)	(49)%
Other income	6,407	42,875	(36,468)	(85)%
Total other income (expense), net	100,692	203,783	(103,091)	(51)%

Loss before equity in net earnings of affiliate	(4,778,558)	(3,868,040)	(910,518)	24%
Equity in net earnings of affiliate	4,651	-	4,651	100%
Net loss	$(4,773,907)	$(3,868,040)	$(905,867)	24%

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	80	(35,513)	35,593	100%
Comprehensive loss	$(4,773,827)	$(3,903,553)	$(870,274)	22%

(1)	Percentages may not foot due to rounding.

Revenues

For the nine months ended September 30, 2024 and 2023, we generated $141,542 and $90,212 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The increase in revenue for the nine months ended September 30, 2024 compared to 2023 was primarily due to the sales of devices to a new overseas customer.

Cost of Revenues and Gross Profit

For the nine months ended September 30, 2024 and 2023, cost of revenues was $29,097 and $20,457, respectively, yielding a gross profit of $112,455 and $69,755, respectively, or 79.44% and 77.32%, respectively. Such increase in gross margin was primarily due to device revenue having a higher gross profit margin than that of other sources of revenue.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2024 and 2023 were $4,991,695 and $4,141,578, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in shareholder related expenses of approximately $271,000, an executive search professional fee of $60,000, an increase in travel of approximately $115,000, and an increase in stock compensation of approximately $1,847,000. These amounts were offset by a decrease in research and development costs of approximately $1,389,000, a decrease in taxes of approximately $21,000, and a decrease in insurance of approximately $57,000.

The increase in shareholder related expenses was due to costs associated with investor relations. The increase in stock compensation is primarily related to compensating consultants with stock compensation upon shareholder approval of amending the Company Equity Plan. The increase in travel is primarily due to costs associated with meetings with our joint venture partners, staff visits to our Houston office and travel related to investor relations. The decrease in research and development costs are primarily related to costs associated with clinical trials not incurred in 2024. The decrease in taxes is due to a reduction in our Delaware Franchise tax. The decrease in insurance is due to a reduction in our insurance premiums.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2024 and 2023 was $100,692 and $203,753, respectively, consisting of interest and dividend income, gain on the sale of short-term investments offset by interest expense. The decrease is primarily due to a decrease in gain on short term investments resulting from decreased short term investments.

Cash Flows

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(2,809,914)	$(2,831,354)
Net cash provided by (used in) investing activities	$(2,205,079)	$3,230,008
Net cash provided by (used in) financing activities	$4,516,184	$(200,000)

Net Cash Used In Operating Activities

Net cash used in operating activities was $(2,809,914) for the nine months ended September 30, 2024, as compared to $(2,831,554) for the respective period in 2023, was primarily due to the net loss of $4,773,907, as well as a combined decrease in accrued expenses of approximately $196,000, offset by increases in stock compensation of approximately $347,000 and accounts payable and accounts payable-related party of approximately $593,000.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities during the nine months ended September 30, 2024, and 2023 was $(2,205,079) and $3,230,008, respectively, which was due to short-term investment sales approximately $22.3 million offset by purchases of approximately $24.4 million of short-term investments for the nine months ended September 30, 2024. Compared to short-term investment sales of approximately $32.7 million offset by purchases of $29.3 million of short-term investments during the nine months ended September 30, 2023.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2024 and 2023 was $4,516,184 and $(200,000), respectively, which was due to the issuance of common stock for approximately $4.5 million from the July 1, 2024 offering. The September 30, 2023 use of cash was for a payment of note payable to an officer of the Company.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had a significant accumulated deficit of $81.8 million. For the nine months ended September 30, 2024, the Company had a loss from operations of $4.9 million and negative cash flows from operations of $2.8 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2024, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity. As of September 30, 2024, the Company had cash and cash equivalents on hand of approximately $4.6 million.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of September 30, 2024 and have concluded that we will not have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

On September 23, 2024, we received a notice from Nasdaq notifying us that we were not in compliance with the Minimum Bid Price Rule. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until March 24, 2025, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days. On October 31, 2024, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

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

As of September 30, 2024, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at September 30, 2024, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

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

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1 *	Certificate of Incorporation, as amended and as currently in effect.
3.2 *	Amended and Restated Bylaws.
4.1 *	Form of Specimen stock certificate evidencing shares of common stock.
4.2 **	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3 *	Form of Warrant Certificate (filed as part of Exhibit 4.2)
10.1 ****	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2 ****	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3 ****	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4 *	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5 *	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6 *	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7 *	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8 *	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9 *	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10 ****	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11 *	Form of Lock-Up Agreement.
10.12 *	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.13 ***	Amended and Restated Promissory Note in favor of Mark White dated as of January 1, 2023.
10.14 *	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15 *****	Form of Lock-Up Agreement.
10.16 *****	Form of Securities Purchase Agreement.
10.17 ⸹	Placement Agency Agreement
10.18 ⸹⸹	Letter Agreement between the Company and Carolyn Shelton
31.1 ⸹⸹⸹	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 ⸹⸹⸹	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 *	Code of Ethics
99.2 *	Audit Committee Charter
99.3 *	Compensation Committee Charter
99.4 *	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023.
*****	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684).
⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024.
⸹⸹	Previously filed as an Exhibit to Form 8-K as filed with the SEC on September 19, 2024.
⸹⸹⸹	Filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 2024.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer