Form 10-K
period 2024-12-31
Nexalin Technology, Inc.
filed 2025-03-14
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of registrant was $10,228,303 based upon the closing sale price of the common stock as reported by The Nasdaq Capital Market. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

As of March 12, 2025 there were 13,303,523 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, I) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None.

i

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Nexalin Technology, Inc. and its subsidiaries (“Nexalin” or the “Company” and also referred to as “we,” “us” and “our”) intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the following:

●	our plans to develop and commercialize our products;

●	our planned clinical trials for our products;

●	the timing of the availability of data from our clinical trials;

●	our ability to take advantage of benefits offered by current and pending legislation related to the development of products addressing antimicrobial resistance;

●	the timing of our planned regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approvals for our products;

●	the clinical utility of our products and their potential advantages compared to other treatments;

●	our commercialization, marketing and distribution capabilities and strategy;

●	our ability to establish and maintain arrangements for the manufacture of our products;

●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;

●	our estimates regarding the market opportunities for our products;

●	our intellectual property position and the duration of our patent rights;

●	our estimates regarding future expenses, capital requirements and needs for additional financing; and

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

ii

PART I

Item 1. Business

Overview

Nexalin is headquartered, and maintains its base of management and operations, in Houston, Texas. We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer treatment to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new De Novo application to demonstrate safety and effectiveness.

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices in the United States. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcement. This revenue consists of monthly licensing fees and payments for the sale of electrodes and patient cables. We have paused marketing efforts for new sales of our Gen-1 device for treatment of anxiety and insomnia in the United States.

The waveform that comprises the basis of our “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” headset devices is in Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct clinical trials for the Gen-3 device in the U.S. and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-3 device, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

Our Technology

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Gen-2 and Gen-3. Gen-2 is a clinical use device with a modern enclosure emitting the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that is intended to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 and Gen-3. We plan to develop a strategic schedule to execute additional pilot trials and/or pivotal trials for the new Gen-3 device for anxiety and insomnia in the United States, Brazil and China beginning in the first quarter of 2025. Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

A second FDA pre-submission document was submitted on February 13, 2024. FDA comments to this second pre-submission document were received on April 26, 2024. A formal teleconference was held with the FDA on April 26, 2024. The Nexalin regulatory team and the FDA came to a consensus on the Insomnia Clinical research protocols for insomnia assessment scales and timeline end points and patient population size.

The Nexalin regulatory team plans to use data from these clinical trials will also be used to support an application for the CE-mark of our Gen-2 and new Gen-3 headset devices in the European Union.

The global rise in mental health and cognitive disorders is causing widespread suffering and hardship. These conditions have far-reaching consequences for individuals, families, and communities. Our focus is on the continued development of our innovative bioelectronic medical technologies and rapid regulatory approval. We intend to help reverse these losses, and hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

All our products are non-invasive, undetectable to the human body and are designed to provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform - particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a proprietary high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, we have created a waveform that is undetectable to the brain which allows the increase of the power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research data and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive and comfortable treatment, which we believe is more powerful than any FDA-cleared stimulation device in the market. The waveform that comprises the basis of Gen-2 and new Gen-3 headset devices has been tested in research settings to develop safety data that has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States and around the world. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

Beyond the well-known safety, efficacy, and side-effect concerns surrounding conventional mental health treatments such as Electro-Convulsive Therapy (ECT), drugs, and psychotherapy, the stigma associated with mental illness continues to hinder individuals from seeking the help they need. We have received industry reports and feedback that many patients that struggle with mood disorders have the stigma of embarrassment associated with psychiatrists and psychotherapy (e.g., counselling with a therapist). Additional stigmas and other issues are associated with the side effects of medication prescribed by psychiatrists. When we researched the current pharmaceuticals model, public information highlighted the many side effects associated with such medications. Frequently, patients would stop taking the medication because of the uncomfortable side effects. Additional public information mentions dependency and withdrawal issues associated with medication for psychiatric disorders.

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

Our China Gen-2 15 milliamp device was approved in China by the China National Medical Products Administration (the “NMPA”) for the treatment of insomnia and depression in China. This device and all other clinical devices will include single use electrodes for long term revenue streams. The USA Gen-2 device bears a fresh and modern appearance that meets the technology standards of the digital tech world of 2025. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased devices to the new symmetric15-milliamp waveform. Our Gen-2 device will be equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. This ensures a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes are sustained.

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

Formalized Joint Venture; China Related Activities

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture (the “Joint Venture”) established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

The Company has no employees or office in China and none of the Company’s operations are conducted in China. The Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”) and ASC 810 - Consolidations (“ASC 810”), the Company recognized $4,851 and $0 for the years ended December 31, 2024 and 2023, respectively, on the consolidated statements of operations and comprehensive loss.

As of the date of this Annual Report on Form 10-K (this “Report”), the Company issued 331,818 shares of common stock to Wider and affiliates of Wider in 2024, in satisfaction of obligations pursuant to their collaborative agreement and their continuing research and development efforts. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue the shares pursuant to the collaborative agreement. A charge to research and development was recorded in 2024 for the continuing research and development efforts.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2024 and 2023 the Company had an Equity Method Investment of $864 and $96,000, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. The Company received a distribution of $99,988 from the Joint Venture in November 2024. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain, among other things, a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labelling. Following receipt of a PMA submission, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer and can take several years.

On December 20, 2019, the FDA issued new rulings related to CES devices for the treatment of anxiety, depression, and insomnia. As a result of these rulings, depression treatment with CES devices remained a Class III medical device and will require a full PMA that provides definitive clinical trial evidence of effectiveness and safety. A PMA is the most extensive application and process at the FDA. All CES manufacturers had one year to prepare and file intentions for the depression treatment with a PMA. CES devices that treat anxiety and insomnia were reclassified as Class II devices and required a new application in the form of a special control trial, a summary version of a PMA, requiring safety data and mild efficacy response. All CES manufacturers had one year to complete special control trials for anxiety and insomnia. We are presently analyzing our previous 510(k) Application for such treatment of anxiety and insomnia in accordance with the FDA reclassification ruling in December 2019. Our intent is to move forward with our new 15 milliamp waveform given its success in the China studies. We have also completed 2 prototypes of a Nexalin headset which can be used at home or in a clinical setting. The new headset will utilize the new 15 milliamp waveform. Final prototypes and design files for manufacturing have been completed and clinical testing has begun.

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

China

Although Nexalin has no employees or office in China and none of Nexalin’s operations are conducted in China, the activities of the Joint Venture may be impacted by the regulatory, liquidity, and enforcement environment in the Peoples Republic of China (the “PRC”).

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

The NMPA approved the Gen-2 15 milliamp device for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed us to market and sell the Gen-2 device in China. Wider will be responsible for obtaining future NMPA registrations and approvals related to the marketing and sales of our devices in China.

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

Currently, these statements and regulatory actions of China authorities have had no impact on the Joint Venture, including the sales and marketing efforts made to date of our Gen-2 devices in China by Wider. Further, we are a United States’ company with no physical presence in China, and we do not believe that the formation of the Joint Venture in Hong Kong and any resultant exposure to China regulatory actions will adversely impact our operations or ability to accept foreign investments or list our securities on a United States or other foreign exchange. However, since these statements and regulatory actions from China authorities are relatively recent, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on a United States or other foreign exchange. In the event any existing or new laws or regulations or detailed implementations and interpretations are modified or promulgated, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

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

Oman

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

Brazil

On June 13, 2024, the Company announced that our Gen-2 device had been granted regulatory approval by the Brazilian Health Regulatory Agency, a regulatory body of the Brazilian government responsible for approving new drugs and medical devices.

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

Prior to December 2019, our Gen-1 device was considered a Class III device. Treatment of depression in the United States is limited to Class III devices only. Prior to 2019, our existing Gen-1 4 milliamp medical device had been used to successfully treat depression in the U.S. The Gen-2 15 milliamp version of our device when introduced into the United States will be subject to approximately eighteen to twenty-four months of clinical study before our PMA application for depression will be accepted. Assuming we will be able to obtain successful classification from the FDA, we expect to market our device in the United States as a treatment for depression.

Substance Use Disorders (Opioid Addiction) Market

According to the National Institute on Drug Abuse (NIDA) substance use, and substance use disorders cost the United States more than $740 billion a year in healthcare, crime and lost productivity costs; but dollars barely capture the devastating human cost of addiction to individuals, families and communities. According to the National Survey on Drug Use and Health, 19.7 million adults in the United States suffered from a substance use disorder in 2017.

The current success rate of the best drug and alcohol rehabilitation facilities is minimal. We believe that this represents a significant market opportunity for our company. The disease of addiction is brain-based in its nature. Currently brain-based treatments for the disease are only available to patients who can afford long-term expensive boutique treatment centers. We intend to demonstrate that a brain-based approach to addiction treatment will enhance a patient’s success at long-term recovery. Our hypothesis is that the current pilot study design at The University California, San Diego will provide a source of validation for this treatment modality in addiction treatment.

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

According to Research and Markets, the global chronic pain treatment market is predicted to progress at a CAGR of 7% and generate revenue of $173 billion in 2033.

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

Marketing and Sales Efforts

We believe that our marketing and sales plan provides a long-term scalable business model. Our team will prepare the foundation and marketing assets necessary to launch the new virtual clinic model that will complement the traditional clinic model. Our sales model is to place more than 1,000 Gen-2 and Gen-3 devices on the global stage. The momentum and branding strategies of Nexalin providers will be leveraged to enhance the launch of a global sales plan. The Gen-2 device at 15 milliamps supported by the Gen-3 outpatient headset and our virtual digital management platform is intended to disrupt the current mental healthcare model. The Gen-2 and Gen-3 devices at 15 milliamps will offer patients a cost effective and efficient treatment model for day-to-day mental health challenges. We believe those devices, with their advanced waveform, can treat existing mental health disorders associated with anxiety and insomnia. Additionally, new strategies are in research and development for FDA treatment indications of depression, substance use disorder, TBI (traumatic brain injury), PTSD, opioid addiction, alcoholism and chronic pain. Additional research and treatment efficacy are being investigated for the Alzheimer’s community for patient care and management.

Our plan is designed to triangulate and stimulate the physician, consumer, and manufacturer relationship. Trends in healthcare indicate consumers are involved in treatment decisions that concern their mental health. Because of the advancement in healthcare technologies, home-based care with medical supervision provides patients with a cost-effective and efficient treatment option. Home-based care also avoids the stigma associated with treatment for mental health disorders. In our current sales plan, we intend to launch with a physician provider in each state. These physicians are intended to lead the Nexalin campaign in each state as that state’s primary provider. These preferred state providers are intended to begin with the virtual clinic. Our digital marketing team will work towards driving consumers with quality-of-life struggles related to mental health issues into the virtual clinic and then to the provider in the consumer’s state of residence. These initial state physicians providing mental health services in the virtual clinic, will also have the ability to offer treatment in their clinic. The in-clinic model will use the Gen-2 clinical device while the virtual clinic will use the Gen-3 headset. This initial launch plan with state providers will develop and support multiple marketing verticals to drive the Nexalin brand and treatment as an alternative to medications and psychotherapy. We will work towards levering this physician / patient community to establish a national network of physicians that offer mental health evaluations and the Nexalin treatment in either a clinical setting or in the privacy of the patient’s home with medical supervision through the future Nexalin app.

Most, if not all, patients treated in the Nexalin virtual clinic would be part of a digital community that supports brand awareness and the sharing of anonymous treatment outcomes in a social media setting. The Patient Activation Program will include a robust data gathering system on providers and patients (opt-in) that should enhance our marketing strategies.

In addition to our core business model, we have also formed a Military & Government Advisory Board aimed at fostering and enhancing relationships within and throughout United States federal government and public sector organizations, including the U.S. Department of Defense, U.S. Department of Veterans Affairs, and U.S. Department of Health and Human Services. In conjunction with our ongoing clinical trials, our goals include the broad deployment of our devices within the U.S. military and government agencies. The clinical study conducted by The University of California, San Diego provided positive results in evaluating Nexalin’s Gen-2 tACS device for reducing pain in veteran patients with Mild Traumatic Brain Injury (mTBI).

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

In 2019, we began a research partnership with The University California, San Diego. Prior to the pandemic, two pilot clinical studies were undertaken with UCSD, however, these trials were paused due to the shutdown of college campuses in California. Beginning in the summer of 2022 and continuing to present, new discussions began to explore strategies for PTSD, Substance Use Disorder (SUD) and Opiate dependency and mild traumatic brain injury (mTBI) with our new Gen-3 headset.

The study at UCSD is focused on veterans suffering from mild traumatic brain injury (mTBI) and is funded by the United States Department of Defense. One of the primary symptoms associated with mTBI is PTSD (post-traumatic stress disorder). The primary endpoint associated with this study will be the assessment and reduction of post-concussion symptoms associated with PTSD. A secondary endpoint for the study was improvement and MEG slow-wave abnormalities.

In addition to UCSD, we are discussing additional strategies to initiate further trials to address new FDA guidelines. These new strategies and pivotal trials will support new 510(k)s and/or De Novo applications for anxiety, insomnia and other treatment indications at 15 milliamps. These trials are in addition to the special control trials required by the FDA. Other areas of research and strategy development that will be designed and funded relate to the treatment of SUD, TBI, PTSD, Alzheimer’s disease, and dementia.

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

In addition to clinical trials in China and current studies in the United States required by the FDA, an additional study will be designed and planned with the 15 milliamp Gen-2 and Gen-3 devices to evaluate a large cohort of patients with depression. This trial will include a double-blind study design with active and sham groups. Patient selection screening will evaluate 200-250 subjects to acquire the number of patients needed for a successful trial. Each patient, upon enrollment, will be evaluated extensively prior to initiation of therapy. Patients will be treated a minimum of 20 separate times, with pre- and post-test screening. Moreover, upon completion of therapy, post-test examination will be performed not only immediately thereafter but also over the course of one to three months to establish not only efficacy but durability of the treatment. The results of this study will provide the basis of the PMA with the FDA for the treatment of Depression.

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

Virtual Clinic Digital Management Platform

We expect to capitalize on the post pandemic digital health model. Our team began researching IT digital development firms during the pandemic. We have now completed our research and have begun developing our virtual clinic on a digital platform with a leading IT design team. The proprietary IT management platform that will eventually manage all aspects of the Nexalin virtual clinic model. The vision is to implement a virtual clinic model that will enable providers and clinics to integrate remote outpatients into an overall treatment process. Our IT platform goes well beyond telehealth and is designed to support all aspects of the treatment and business model in conjunction with various data sets to support marketing, data collection and patient monitoring. Our digital management platform will manage the entire clinical and outpatient headset business model. The proprietary IT platform will manage all aspects of a new virtual clinic related to treatment of various mental health disease indications. As the development of the new generations of our devices and the outpatient headset are developed, the digital platform will eventually manage and triangulate the relationship between the medical professional, the patient, and the manufacturer. The digital platform will handle logistics, data collection and user experience data for clinical evaluation. Additionally, there will be an app that the patients will install on their phones that will communicate with the outpatient headset. The app will upload user information that is HIPAA compliant to the IT management platform in the cloud. Modules will eventually be designed and implemented in the platform to collect biometric data. Biometric data will be utilized to evaluate patient response. A symptom exam for additional clinical validation will eventually be offered in the app. All data and user information will be stored in a secure, HIPAA compliant cloud computing center and access to the information will be managed through a secure and compliant dashboard management system. The medical professional will have access to all data to monitor outpatient experience, client response and general health and wellness information.

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

Manufacturing

Currently, we have a quality assurance and manufacturing agreement with Apical Instruments in Redwood City, California. Additionally, in December 2024, we entered into a supplier quality agreement with Velentium, an FDA-registered manufacturer located in Ft. Hood County, Texas, to ensure quality assurance of our products. We currently have enough design and manufacturing support and inventory to meet all projected company design and sales goals. Our regulatory team works closely with the Velentium quality team to ensure all current compliance and testing standards are adhered to. All distribution channels will rely on a collaboration between the Velentium and Nexalin teams.

Intellectual Property

Our commercial success depends in part on our ability to: obtain and maintain proprietary or intellectual property protection for our products, our core technologies and other know-how; operate without infringing on the proprietary rights of others; and prevent others from infringing on our proprietary or intellectual property rights.

Patents

Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We file patent applications directed to our key products to establish intellectual property positions. These patent applications are intended to protect these products as well as their uses in the treatment of diseases. We are the owner of three existing patents and four pending patents related to the electro-stimulation techniques related to our products and services. Our current patents cover a therapeutic electro-stimulation apparatus (the medical device) and the software used to create and administer the stimulation to the patient and our core technology utilized in the Gen-2 and Gen-3 system. We expect to file additional provisional and non-provisional patent applications and copyright protection pertaining to future Generation technology, proprietary software, and trademarks. The patent claims associated with the non-provisional patent applications will be defined and prepared in the filings. The intention is to continue building an intellectual property portfolio asset. Future research and development projects related to advancements in neurostimulation and neuromodulation technology will be identified and investigated for future patent filings.

Trademarks

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

The current versions of the Gen-2 and Gen-3 devices are the culmination of two projects, each respectively spanning the last four years, conducted by Nexalin’s research and development team. As part of such projects, we are in the process of rebranding the Gen-2 and Gen-3 systems. The Gen-2 system, now equipped with a newly enhanced modern enclosure containing the 15 milliamp advanced waveform, will be marketed as “Gen-2 SYNC” and will be distinguished from the predecessor version of Gen-2 referred to as the “Original Gen-2.” The Gen-3 headset, with its pioneering capability to deliver treatment in the comfort and privacy of a patient’s own home, will be marketed as “Gen-3 HALO.” Nexalin has also filed an application for trademark registration in the United States, and will fill applications for appropriate trademarks in China, Europe and other countries, in connection with the rebranding. For the sake of clarity, the discussion herein collectively refers to Nexalin’s devices only as Gen-2 and Gen-3 without further differentiation resulting from the rebranding.

Trade Secrets and Other Proprietary Information

In addition to patents and trademark protection, we rely upon on the skills, knowledge, and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, to develop and maintain our competitive position. To help protect our proprietary know-how and continuing technological innovation that is not patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. As part of our hiring practices and as described in our Code of Ethics which is binding on all employees, our employees, consultants, and advisors are prohibited from disclosing confidential information and are required to assign to us the ideas, developments, discoveries and inventions important to our business.

Competition

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

We file patent applications directed to our key products to establish intellectual property positions. These patent applications are intended to protect these products as well as their uses in the treatment of diseases. We are the owner of three existing patents and four pending patents related to the electro-stimulation techniques related to our products and services. Our current patents cover a therapeutic electro-stimulation apparatus (the medical device) and the software used to create and administer the stimulation to the patient and our core technology utilized in the Gen-2 and Gen-3 system. We expect to file additional provisional and non-provisional patent applications and copyright protection pertaining to future Generation technology, proprietary software, and trademarks. The patent claims associated with the non-provisional patent applications will be defined and prepared in the filings. The intention is to continue building an intellectual property portfolio asset. Future research and development projects related to advancements in neurostimulation and neuromodulation technology will be identified and investigated for future patent filings.

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

Corporate Information; Initial Public Offering and Follow-On Offering; Employees

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

We also completed the closing of a follow-on offering on July 1, 2024. A registration statement on Form S-1 (File No. 333-279684) was filed with the SEC, which became effective on June 27, 2024. A final prospectus relating to the offering was filed with the SEC and is available on the SEC’s website at http://www.sec.gov.

Properties

Our principal executive offices are located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Our phone number is (832) 260-0222. Our website address is www.nexalin.com. We do not incorporate the information on or accessible through our website into this Report. We have included our website address in this Report solely as an inactive textual reference.

Human Capital Resources

We currently have 6 full time employees, one part time employee and approximately 7 consultants at different times working on various projects. These consultants, and our legal and financial advisors assist us in various areas related to regulatory, engineering, research and development, sales and marketing, legal, financial and other miscellaneous tasks necessary to run our business on day-to-day basis and to facilitate the development of new products.

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

We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering which was completed on September 16, 2022. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed fiscal year, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least twelve months and (c) have filed at least one annual report pursuant to the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our fiscal year, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our fiscal year.

ITEM 1A RISK FACTORS

Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

We are a Delaware corporation with a limited operating history. We have funded our operations to date primarily with proceeds from private investors and the sale of our stock, including the proceeds from our initial public offering completed in September 2022 and a follow-on offering completed in July 2024. We have had only limited sales of our products and services to date. For the years ended December 31, 2024 and 2023, we incurred a comprehensive loss in the amount of $7,607,290 and $4,685,427, respectively. Our accumulated deficit as of December 31, 2024 and 2023, was $84,645,231 and $77,038,049, respectively.

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

Our independent accountant’s audit report included on this Form 10-K states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception, raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon us executing our business plan in the planned amount of time allotted and obtaining additional financing for our planned operations, if necessary. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

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

Although we have developed second- and third-Generation versions of our medical device, these have not as yet been approved by the FDA for marketing or sales in the United States. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We will require additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce or altogether cease our product development programs or commercialization efforts.

We are currently not cash flow positive and are not certain when and if we will be cash flow positive. We incurred a comprehensive loss in the amount of $7,607,290 for the year ended December 31, 2024. We may need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2024, we had 6 full-time employees, 1 part-time employee, and 7 consultants, all located in the United States. As the clinical development of our products progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development and regulatory affairs, including a sales and marketing team for our existing products. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

On December 24, 2021, the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies, and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies. On February 17, 2023, the CSRC promulgated the Trial Measures for Overseas Listing and the Guidelines for Overseas Listing, or the Filing Rules, which became effective on March 31, 2023.

The new regulations require PRC companies that are listed or in the process of being listed on foreign exchanges (“PRC Companies”) to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant. As of the date of this annual report, the CSRC has not published any additional supplemental regulations or guidelines as to PRC Companies and there remains uncertainty regarding the interpretation and enforcement of those newly enacted PRC laws.

As of the date of this Form 10-K, (i) our business operations are carried on outside of China; and (ii) we do not maintain any variable interest entity structure or operate any data center in China. We do not believe that sales of our devices to Wider to date constitute doing business in China. We may still be subject to PRC laws relating to, among others, data security and restrictions over foreign investments due to the complexity of the regulatory regime in China, and the recent statements and regulatory actions by the PRC government relating to data security may affect only that portion of the Joint Venture’s business operations conducted in China. Our securities are not being offered or sold directly or indirectly in China to or for the benefit of, legal or natural persons of the PRC. Therefore, we have not obtained the approval from either the China Securities Regulatory Commission (the “CSRC”) or the Cyberspace Administration of China (the “CAC”) for any offering we may make in the future, and we do not intend to obtain the approval from either the CSRC or the CAC in connection with any such future offering, since we do not believe that such approval is required under these circumstances. Under the PRC’s current legal system, Chinese citizens have the right to purchase securities publicly issued by overseas companies through legal channels and enjoy corresponding benefits of such ownership. Ownership of such securities does not require approval from the CSRC or the CAC.

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

In light of the recent statements by the Chinese government indicating its intention to exert more oversight and control over overseas offerings of China-based companies and the proposed CAC review for certain data processing operators in China, the Joint Venture may adjust its business operations in the future, to comply with PRC laws regulating our industry and our business operations through the Joint Venture. However, such efforts may not be completed in a liability-free manner or at all. We cannot that we will not be subject to PRC regulatory inspection and/or review relating to cybersecurity, especially when there remains significant uncertainty as to the scope and manner of the regulatory enforcement. If the Joint Venture is subject to regulatory inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources. The Joint Venture may also be subject to fines or other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

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

On July 10, 2021, the CAC publicly issued the Cybersecurity Review Measures (the “Draft Measures”) for public comments until July 25, 2021. On January 4, 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect on February 15, 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. On November 14, 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the “Draft Management Regulations”) for public comment. On September 24, 2024, the State Council released the final version of the Draft Management Regulations (the “Management Regulations”), which came into effect on January 1, 2025. Under the Management Regulations, online data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Management Regulations reiterate that online data processors shall be subject to national security review pursuant to relevant provisions if they carry out data processing activities which affect or may affect national security.

The Revised CAC Measures do not provide for a definition of “online platform operator”, “online platform service provider” or “online data processor.” However, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the Joint Venture, as opposed to Nexalin, is the entity which hands the clinical and preclinical data as part the research and development in China, (ii) such data, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (iii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Management Regulations when it comes into effect in January 2025, will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Management Regulations. If the Joint Venture becomes subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, it could cause suspension or termination of the future offering of our securities, disruptions to our operations, result in negative publicity regarding our company, and divert our managerial and financial resources. We may also be subject to significant fines or other penalties, which could materially and adversely affect our business, financial condition and results of operations. In the event the Joint Venture becomes subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

Also, the Standing Committee of the National People’s Congress released the Personal Information Protection Law, which became effective in 2021. The Personal Information Protection Law provided a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. The Personal Information Protection Law also contains proposals for significant fines for serious violations. The State Council of the PRC issued Regulations on the Administration of Network Data Security, which came into effect on January 1, 2025, and implemented a series of detailed requirements regarding data protection. With regard to the cross-border transfer of personal information, the Cyberspace Administration of China released the Regulations on Promoting and Regulating Cross-border Data Flows in 2024. The Regulations on Promoting and Regulating Cross-border Data Flows establishes the latest regulatory framework for the cross-border transfer of personal information.

On March 17, 2018, the General Office of the PRC State Council promulgated the Measures for the Management of Scientific Data (the Scientific Data Measures), which provide a broad definition of scientific data and relevant rules for the management of scientific data. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. The Company does not currently believe any of the Company’s scientific data resulting from activities in China to be conducted by the Joint Venture would fall within the Measures for the Management of Scientific Data promulgated by the General Office of the PRC State Council. Therefore, we do not believe the PRC would prevent us from seeking foreign approval and commercialization of our product candidates. In the event the Joint Venture becomes subject to cybersecurity inspection and/or review by the CAC or other PRC authorities or are required by them to take any specific actions, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof. If we are unable to obtain the necessary approvals in a timely manner, or at all, our research and development of product candidates may be hindered, which may materially and adversely affect our business, results of operations, financial conditions and prospects. If relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to specific administrative penalties imposed by those government authorities.

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

The PRC’s economy is in a transition from a planned economy to a market-oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions within the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise, expropriation or nationalization of private enterprises, changes in the allocation of resources or other circumstances affecting the PRC’s political, economic and social environment.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Because our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico but the tariffs did take effect on March 4, 2025. In March 2025, the administration announced plans to impose an additional 10% tariff on certain imports from China. These newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

In addition to clinical trials conducted in the United States, we have chosen, and may continue to choose, to conduct international clinical trials. The acceptance of study data by the FDA, NMPA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (1) the data are applicable to the United States population and United States medical practice; (2) the trials are performed by clinical investigators of recognized competence and pursuant to Current Good Clinical Practice requirements; and (3) the FDA is able to validate the data through an on-site inspection or other appropriate means. The FDA may accept the use of some foreign data to support a marketing approval if the clinical trial meets certain requirements. Additionally, the FDA’s clinical trial requirements, including the adequacy of the subject population studied and statistical powering, must be met. Furthermore, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, NMPA or any applicable foreign regulatory authority will accept data from trials conducted outside of its respective jurisdiction. If the FDA, NMPA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval for commercialization in the applicable jurisdiction.

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

The COVID-19 pandemic negatively impacted our business and our financial performance, and future global pandemics could have subsequent negative impacts, including delays or disruptions with respect to our research and development, manufacturing operations, or clinical trial recruitment and progress. Additionally, the clinical supply of our medical devices could be negatively impacted due to reduced operations or a shutdown of our third-party manufacturing facilities, distribution channels and transportation systems, or shortages of raw materials. Additionally, as seen in connection with the COVID-19 pandemic, public health crises may result in significant governmental measures being implemented to control the spread of a virus, including quarantines, travel restrictions, social distancing and business shutdowns. These measures may negatively affect our business by disrupting our operations, increasing the risk of a cybersecurity incident, or other business disruptions outside of our control.

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

Risks Related to Ownership of Our Common Stock and Warrants and Our Status as a Public Company

The trading price of our common stock has been and is likely to be volatile and to fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and is likely to be, volatile. The stock market in general and the market for companies in our industry in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares or warrants at or above the price paid for the units. In addition to the factors discussed in these “Risk Factors” sections, these factors include:

●	the commencement, enrollment or results of our planned and future testing and clinical trials;

●	the loss of any of our key scientific or management personnel;

●	regulatory or legal developments in the United States, China and other countries;

●	the success of competitive products or technologies;

●	adverse actions taken by regulatory agencies with respect to our clinical trials or manufacturers;

●	changes or developments in laws or regulations applicable to our products and preclinical program;

●	changes to our relationships with collaborators, manufacturers or suppliers;

●	unanticipated safety concerns;

●	announcements concerning our competitors or our industry in general;

●	actual or anticipated fluctuations in our operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	potential acquisitions;

●	the results of our efforts to discover, develop, acquire or in-license additional products;

●	the trading volume of our securities on Nasdaq;

●	sales of our common stock by us, our executive officers and directors or our stockholders or the anticipation that such sales may occur in the future;

●	general economic, political and market conditions and overall fluctuations in the financial markets in the United States, China and other countries;

●	stock market price and volume fluctuations of comparable companies and, in particular, those that operate in our industry;

●	investors’ general perception of us and our business; and

●	unexpected changes in tariffs, including tariffs that have been or may in the future be imposed by the U.S. or other countries, trade barriers and regulatory requirements, including the loss of normal trade status between China and the U.S. or actions taken by U.S. or China governmental authorities on companies with significant operations in the U.S. and China, such as us, and protectionist or retaliatory measures taken by the U.S. or China.

These and other market and industry factors may cause the market price and demand for our common stock and warrants to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock..

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

Our shares of our common stock are listed on the Capital Market tier of the Nasdaq Stock Market, or Nasdaq, under the symbol “NXL.” Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization, minimum stockholders’ equity and other requirements. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

Minimum Bid Price Requirement

We are required to maintain a minimum bid price of $1.00 per share. On May 10, 2023, the Company received written notice from Nasdaq notifying the Company that it was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq, as the closing bid price for the Company’s common stock was below $1.00 per share as set forth in the Nasdaq listing rules. After the Company was granted an extended period to regain compliance, the Company received notice from Nasdaq notifying the Company that it has regained compliance with Nasdaq’s minimum bid price requirement under Nasdaq Rule 5550(a)(2).

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends on our common stock, and we currently do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the development and expansion of our products and business. Accordingly, our stockholders will not realize a return on their investments unless the trading price of our common stock appreciates.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and matters submitted to stockholders for approval.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 29.05% of our outstanding common stock, based on the number of shares of our common stock outstanding as of March 12, 2025. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

We cannot predict if investors will find our common stock or warrants less attractive because we will rely on these exemptions. If some investors find our common stock or warrants less attractive as a result, there may be a less active trading market for our common stock and warrants and the trading prices for our securities may be more volatile. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed fiscal year, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least twelve months and (c) have filed at least one annual report pursuant to the Exchange Act.

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

As of the fiscal year ended December 31, 2024, our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective due to the following material weaknesses:

●	Lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process; and

●	Insufficient IT controls which are effectively designed and implemented, specifically related to user/superuser access to the Company’s financial reporting system.

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

Our Board of Directors is primarily responsible for overseeing and governing our cybersecurity risk management program. The Audit Committee of our Board of Directors is responsible for overseeing management’s processes for identifying and mitigating risks that affect our operations, including cybersecurity risks. Procedures for assessing, identifying and managing cybersecurity-related risks are incorporated into our overall risk management framework. Senior leadership regularly briefs the full Board of Directors on our cybersecurity and information security posture and the Audit Committee is apprised of cybersecurity incidents deemed to pose a critical risk to our information technology (“IT”) assets or business. We rely upon in-house and third- party cybersecurity vendors to monitor our IT systems and assets and have a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

We continue to assess the risks and changes in the cyber environment, invest in enhancements to our cybersecurity capabilities, and engage in industry and government forums to promote advancements in our cybersecurity capabilities, as well as the broader cybersecurity ecosystem.

Although we have not, as of the date of this Report, experienced a cybersecurity incident that materially affected our business, financial condition and results of operations, we can provide no assurance that we will not experience a material cybersecurity incident in the future.

ITEM 2. PROPERTIES

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the fiscal years 2023 and 2024 were $54,000. The initial sub-leases expired in January of 2025. The Company has entered into a new one year sublease for 4,000 square feet of office space as a short-term lease. Pursuant to the sublease, the Company pays and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. A Mediation was held on March 5, 2025. A settlement has not yet been reached. The court has set a trial in this matter for June 9, 2025. Management’s intent is to contest the allegations vigorously and, as of the date of this Report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We are in negotiations with the EDD and have presented a settlement offer. The Company has accrued $40,000 and $40,000 on the consolidated balance sheets as of December 31, 2023 and 2024, respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. The Company believes it has adequately accrued for this matter.

Demand Letter from The University of Arizona

On December 8, 2022, the Company received a demand letter from the University of Arizona seeking payment of $111,094. The Company and the University of Arizona agreed on the terms of a settlement for the amounts claimed by the University, whereby the Company was to pay an aggregate of approximately $69,000 (in three equal monthly payments) in full satisfaction of amounts the University claims it is owed. The settlement amount was paid in full as of December 31, 2023.

ITEM 4. MINE SAFETY

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “NXL.” Our common stock warrants are listed for trading on The Nasdaq Capital Market under the symbol “NXLIW”

Equity Holders

As of March 12, 2025, the number of stockholders of our common stock of record was approximately 827 persons and the last reported closing price per share of our common stock on such date was $2.25. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023, and an amendment to the 2023 Plan was approved by our stockholders on August 26, 2024, to provide for additional shares to be available for the grant of awards. The Plan provides that maximum number of shares of common stock available for the grant of awards under the Plan shall be 6,000,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan is administered by the Compensation Committee of the Board of Directors, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

The Board has granted certain awards in accordance with the 2023 Plan to Mr. White, Dr. Owens and Mr. Michael Nketiah (“Awards”).

Mr. White was awarded a sign on/retention bonus of 447,427 vested stock options and 939,597 performance based stock options exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 313,199 options were awarded. The 2024 performance criteria was met and 313,199 options were awarded as of July 1, 2024.

Dr. Owens was awarded a sign on/retention bonus of 139,821 vested stock options and 654,362 performance based stock options exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 218,121 options were awarded. The 2024 performance criteria was met and 218,121 options were awarded as of July 1, 2024. Dr Owens was awarded an additional 125,000 vested stock options exercisable at $2.95.

Under the terms of her employment agreement, Ms. Shelton is entitled to nonqualified stock option grants to purchase 90,620 shares of the Company’s common stock with an exercise price of $.6621 per share, subject to certain time and performance-based vesting conditions. The performance criteria has been met.

Mr. Nketiah was awarded 100,671 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 33,557 options were approved by the Board. Upon his resignation from the Company as of August 16, 2024, Mr. Nketiah forfeited any further grants of options.

During the year ended December 31, 2024, various consultants, Board members and employees were awarded shares of common stock and/or stock options for 2024 services with a value of $3,160,512.

See Item 11. “Executive Compensation” for a discussion of certain stock related compensation agreements with certain of our executive officers.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this Report. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors” in this Report. Our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer treatment to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new De Novo application to demonstrate safety and effectiveness.

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices in the United States. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcement. This revenue consists of monthly licensing fees and payments for the sale of electrodes and patient cables. We have paused marketing efforts for new sales of our Gen-1 device for treatment of anxiety and insomnia in the United States. Our regulatory team continues to have discussions with the FDA regarding the suspension of the marketing and sale of the Gen-1 products to new providers.

The waveform that comprises the basis of our “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” headset devices is in Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-3 device, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions with our device.

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Gen-2 and Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 and Gen-3. We plan to develop a strategic schedule to execute additional pilot trials and/or pivotal trials for the new Gen-3 device for anxiety and insomnia in the United States, Brazil and China beginning in the first quarter of 2025. Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

A second FDA pre-submission document was submitted on February 13, 2024. FDA comments to this second pre-submission document were received on April 26, 2024. A formal teleconference was held with the FDA on April 26, 2024. The Nexalin regulatory team and the FDA came to a consensus on the Insomnia Clinical research protocols for insomnia assessment scales and timeline end points and patient population size.

Data from these clinical trials will also be used to support an application for the CE-mark of our Gen-2 and new Gen-3 headset devices in the European Union.

The global rise in mental health and cognitive disorders is causing widespread suffering and hardship. These conditions have far-reaching consequences for individuals, families, and communities. Our focus is on the continued development of our innovative bioelectronic medical technologies and rapid regulatory approval. We intend to help reverse these losses, and hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

All our products are non-invasive, undetectable to the human body and are designed to provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform - particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a proprietary high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, we have created a waveform that is undetectable to the brain which allows the increase of the power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research data and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive and comfortable treatment, which we believe is more powerful than any FDA-cleared stimulation device in the market. The waveform that comprises the basis of Gen-2 and new Gen-3 headset devices has been tested in research settings to develop safety data that has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States and around the world. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

Beyond the well-known safety, efficacy, and side-effect concerns surrounding conventional mental health treatments such as Electro-Convulsive Therapy (ECT), drugs, and psychotherapy, the stigma associated with mental illness continues to hinder individuals from seeking the help they need. We have received industry reports and feedback that many patients that struggle with mood disorders have the stigma of embarrassment associated with psychiatrists and psychotherapy (e.g., counselling with a therapist). Additional stigmas and other issues are associated with the side effects of medication prescribed by psychiatrists. When we researched the current pharmaceuticals model, public information highlighted the many side effects associated with such medications. Frequently, patients would stop taking the medication because of the uncomfortable side effects. Additional public information mentions dependency and withdrawal issues associated with medication for psychiatric disorders.

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

Our China Gen-2 15 milliamp device was approved in China by the China National Medical Products Administration (the “NMPA”) for the treatment of insomnia and depression in China. This device and all other clinical devices will include single use electrodes for long term revenue streams. The USA Gen-2 device bears a fresh and modern appearance that meets the technology standards of the digital tech world of 2024. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased devices to the new symmetric15-milliamp waveform. Our Gen-2 device will be equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. This ensures a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes are sustained.

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

Recent Developments

Formalized Joint Venture; China Related Activities

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture (the “Joint Venture”) established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

The Company has no employees or office in China and none of the Company’s operations are conducted in China. The Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $4,851 and $0 of equity method investment income for the twelve months ended December 31, 2024 and 2023, respectively, from the Joint Venture on a one-quarter reporting lag, on the consolidated statements of operations and comprehensive loss.

As of the date of this Annual Report on Form 10-K (this “Report”), the Company issued 331,818 shares of common stock to Wider and affiliates of Wider in 2024, in satisfaction of obligations pursuant to their collaborative agreement and their continuing research and development efforts. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue the shares pursuant to the collaborative agreement. A charge to research and development was recorded in 2024 for the continuing research and development efforts.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2024 and 2023 the Company had an Equity Method Investment of $864 and $96,000, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

Oman

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

Brazil

On June 13, 2024, the Company announced that our Gen-2 device had been granted regulatory approval by the Brazilian Health Regulatory Agency, a regulatory body of the Brazilian government responsible for approving new drugs and medical devices.

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

Our financial results for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years Ended December 31,		Change	Change(1)
	2024	2023	$	%
Revenues, net	$168,721	$110,748	$57,973	52%
Cost of revenues	36,593	25,688	10,905	42%
Gross profit	132,128	85,060	47,068	55%

Operating expenses:
Professional fees	966,815	574,598	392,217	68%
Salaries and benefits	1,500,089	1,387,916	112,173	8%
Selling, general and administrative	4,228,986	1,897,031	2,331,955	123%
Research and development	1,190,884	1,921,811	(730,927)	(38)%
Total operating expenses	7,886,774	5,781,356	2,105,418	36%

Loss from operations	(7,754,646)	(5,696,296)	(2,058,350)	36%

Other income (expense), net:
Interest income (expense), net	3,193	(38,835)	42,028	108%
Gain on sale of short-term investments	130,110	231,880	(101,770)	(44)%
Other income	9,310	239,542	(230,232)	(96)%
Gain on extinguishment of debt	-	615,000	(615,000)	(100)%
Total other income (expense), net	142,613	1,047,587	(904,974)	(86)%
Loss before provision for income taxes	$(7,612,033)	$(4,648,709)	$(2,963,324)	64%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings of affiliate	(7,612,033)	(4,648,709)	(2,963,324)	64%
Equity in net earnings of affiliate	4,851	-	4,851	100%
Net loss	$(7,607,182)	$(4,648,709)	$(2,958,473)	64%

Other comprehensive loss:
Unrealized loss from short-term investments	(108)	(36,718)	36,610	(100)%
Comprehensive loss	$(7,607,290)	$(4,685,427)	$(2,921,863)	62%

(1)	Percentages may not foot due to rounding.

Revenues

For the years ended December 31, 2024 and 2023, we generated $168,721 and $110,748, respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. The increase in revenue for the year ended December 31, 2024 compared to 2023 was primarily due to sales of supplies and parts.

Cost of Revenues and Gross Profit

For the years ended December 31, 2024 and 2023, cost of revenues were $36,593 and $25,688, respectively, yielding a gross profit of $132,128 and $85,060, respectively, or 78% and 77%, respectively. The increase in gross margin remained consistent year over year.

Operating Expenses

Total operating expenses for the years ended December 31, 2024 and 2023 were $7,886,774 and $5,781,356, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in professional fees of approximately $392,000, an increase in salaries and benefits of approximately $112,000, an increase in travel expense of approximately $128,000 and an increase in stock compensation of approximately $2,247,000. These amounts were offset by a decrease in research and development costs of approximately $731,000, and a decrease in insurance of approximately $75,000.

The increase in professional fees is due to an increase in shareholder related expenses of approximately $283,000 due to costs associated with investor relations, an increase in legal fees of approximately $45,000 and an executive search professional fee of $60,000. The increase in salaries and benefits is due to an increase in health insurance and an increase in employee bonuses. The increase in travel expense is primarily due to an increase in investor relation activities.

The increase in stock compensation is primarily related to compensating consultants with stock compensation upon shareholder approval of amending the Company Equity Plan. The decrease in research and development costs are primarily related to costs associated with clinical trials not incurred in 2024. The decrease in insurance is due to a reduction in our insurance premiums.

Other Income (Expense), net

Other income (expense), net as of December 31, 2024 and 2024 were $142,613 and $1,047,587, respectively, consisting of interest and dividend income, gain on the sale of short-term investments offset by interest expense. The decrease in other income was due to a decrease in the gain on extinguishment of debt in 2023.

Liquidity and Capital Resources

Working Capital

	December 31, 2024	December 31, 2023
Current assets	$3,961,141	$3,429,892
Current liabilities	546,694	425,281
Working capital	$3,414,447	$3,004,611

Current assets increased for the year ended December 31, 2024 primarily as a result of an increase in short-term investments as a result of sale of equity. Cash and cash equivalents decreased by approximately $6,000. Short-term investments increased by approximately $537,000. Prepaid expenses and other current assets decreased by approximately $22,000.

Current liabilities increased for the year ended December 31, 2024. Accounts payable decreased approximately $4,000, accrued expenses increased by approximately $129,000 and lease liability – current portion decreased by approximately $4,000.

Cash Flows

The following table summarizes our consolidated cash flows for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(3,944,390)	$(3,835,384)
Net cash provided by (used in) investing activities	$(577,539)	$4,452,872
Net cash provided by (used in) financing activities	$4,516,184	$(200,000)

Net Cash Used In Operating Activities

Net cash used in operating activities was $3,944,390 for the year ended December 31, 2024, as compared to $3,835,384 for the respective period in 2023, which was primarily due to the net loss of $7,607,182, offset by an increase in accrued expenses and accrued expenses - related party of approximately $293,000, increases in stock compensation of approximately $1,147,000 and accounts payable and accounts payable - related party of approximately $495,000.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities during the year ended December 31, 2024, and 2023 was $(577,539) and $4,452,872, respectively, which was due to short-term investment sales approximately $33.2 million offset by purchases of approximately $33.7 million of short-term investments for the year ended December 31, 2024.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by (used in) financing activities during the year ended December 31, 2024 and 2023 was $4,516,184 and $(200,000), respectively, which was due to the issuance of common stock for approximately $4.5 million from the July 1, 2024 offering. The December 31, 2023 use of cash was for a payment of note payable to an officer of the Company.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing development costs, legal and other regulatory expenses, and general administrative costs. Although we have produced Gen-2, which is selling in China where it is approved for certain utilizations by medical practitioners, the successful development of our future products is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of Gen-3 and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows from revenues will enable us to be cash flow positive. This is due to the numerous risks and uncertainties associated with developing products, including, among others, the uncertainty of:

●	successful enrolment in, and completion of clinical trials;

●	performing preclinical studies and clinical trials in compliance with the FDA and/or any comparable regulatory authority requirements;

●	the ability to outsource the manufacture of our products for development, clinical trials and/ or potential commercialization;

●	obtaining and maintaining patent, trademark and trade secret protection for our products;

●	scaling the commercial sales of products, if and when approved, whether alone or in collaboration with others;

●	acceptance of existing therapies, and future therapies, if and when approved, by healthcare providers, physicians, clinicians, patients and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	protecting our rights in our intellectual property portfolio; and

●	maintaining a continued acceptable safety profile of our products following approval.

Liquidity and Capital Resources

As of December 31, 2024, the Company had a significant accumulated deficit of $84,645,231. For the year ended December 31, 2024, the Company had a loss from operations $7,754,646 and negative cash flows from operations of $3,944,390. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity. As of December 31, 2024, the Company had cash and cash equivalents on hand of $574,485 and short-term investments of $2,905,438. As of March 12, 2025, the Company had cash and cash equivalents on hand of $592,514 and short-term investments of $1,926,170.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of December 31, 2024 and have concluded that we will not have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 11 for the disclosures related to our single operating segment.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Factors That May Affect Future Results and Financial Condition

The information contained under the caption “Risk Factors” beginning on page 18 of this Form 10-K provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Readers should be aware that the occurrence of any of the events described in these risk factors could have a material adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

See attached Consolidated Financial Statements beginning on page F-1 attached to this Report.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the following material weaknesses:

●	Lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process; and

●	Insufficient IT controls which are effectively designed and implemented, specifically related to user/superuser access to the Company’s financial reporting system.

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

In light of the conclusion that our disclosure controls and procedures were not effective at December 31, 2024, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this Report. Accordingly, we believe, based on our knowledge that: (i) this Report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report; and (ii) the consolidated financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Report.

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

This Report does not include an attestation report of our registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVES AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age as of December 31, 2024, and position of the individuals who currently serve as our directors and executive officers. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers as well as brief statements of those aspects of our directors’ backgrounds that led us to conclude that they are qualified to serve as directors.

Name	Age	Position
Executive Officers:
Mark White	64	President, Chief Executive Officer, Chief Financial Officer, Director
David Owens, M.D.	63	Chief Medical Officer, Director
Carolyn Shelton	63	Senior Vice President of Quality, Clinical and Regulatory

Non-Employee Directors:
Leslie Bernhard	80	Director
Alan Kazden	64	Director
Ben Hu, M.D.	67	Director

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

David Owens M.D., Chief Medical Officer, Board of Directors

Dr. David Owens has been with Nexalin since 2017 when he was named Chief Medical Officer of the Company. Dr. Owens has been involved in numerous medical and software ventures over the past decade. Prior to joining Nexalin, he served with Empiric Systems, LLC, a software company specializing in radiology information systems and PACS viewing systems. He received a degree in chemistry and physics from Furman University and later a M.D. from the Medical University of South Carolina in Charleston. He completed his residency and fellowship at Emory University Hospital in Neuroradiology and Interventional Neuroradiology.

Carolyn Shelton, Senior Vice President of Quality, Clinical and Regulatory

Carolyn Shelton joined the Company in September, 2024 as its Senior Vice President of Quality, Clinical and Regulatory. She is an expert in regulatory affairs, clinical and quality assurance specializing in US FDA and international regulatory approvals. Prior to joining Nexalin, Ms. Shelton served as Vice President, Regulatory, Quality and Clinical of Openwater Health, LLC, Vice President, Worldwide Regulatory, Quality, Medical Affairs, and Product Steward for Advanced Sterilization Products, Inc., and Vice President, Regulatory, Quality, Medical Affairs, and Clinical for Medtronic. Ms. Shelton holds a Bachelor’s degree in from Crichton College

Marilyn Elson, Controller

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

Non-Medical Board of Advisors

Nexalin has also established a non-medical Board of Advisors. The members of the Board of Advisors serve at the request of the Board and advise and make recommendations with respect to the strategic direction of the company and similar matters. The members of the Board of Advisors do not have, or shall be deemed to have, a fiduciary relationship in respect of the company. The members of the Board of Advisors are set forth below. We have entered into agreements with each member of the Board of Advisors, which set forth the terms and conditions relating to the individual’s service on the Board of Advisors. The agreements provide for an initial one-year term, which can be extended for an additional year. The agreements commenced December 24, 2021, and include confidentiality and protection of Company’s intellectual property, and indemnification protection. Under the agreements, each advisor is entitled to receive $80,000 worth of our Common Stock. The value of the shares issuable is $5.00 per share, which was the price of our common stock based upon transactions with unaffiliated third parties at such time. We did not have any formal agreements with the members of our Board of Advisors for fiscal 2023 or 2024 and no compensation expense for fiscal 2023 or 2024.

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

Audit Committee

Our audit committee is composed of our three independent directors, Alan Kazden, Leslie Bernhard and Ben Hu M.D. Our board of directors has determined that each of these persons are independent within the meaning of applicable Nasdaq listing requirements and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Leslie Bernhard is the chairman of the audit committee; our board of directors has determined that she is an “audit committee financial expert” as defined by SEC rules and regulations. Our board of directors has determined that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with, the applicable requirements of the Sarbanes-Oxley Act, applicable Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our audit committee. The principal duties and responsibilities of our audit committee include:

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

Compensation Committee

Our compensation committee is composed of three directors, Alan Kazden, Leslie Bernhard and Ben Hu, M.D., each of whom is a non-employee member of our board of directors as defined in Rule 16b-3 under the Exchange Act. Alan Kazden is the chairman of the compensation committee. Our board of directors has determined that the composition of our compensation committee satisfies the applicable independence requirements under, and the functioning of our compensation committee complies with the applicable requirements of Nasdaq listing rules and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our compensation committee. The principal duties and responsibilities of our compensation committee include:

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is composed of three directors, Alan Kazden, Leslie Bernhard, and Ben Hu, M.D. Leslie Bernhard is the chairman of the nominating and corporate governance committee. Our board of directors has determined that the composition of our nominating and corporate governance committee satisfies the applicable independence requirements under, and the functioning of our nominating and corporate governance committee complies with the applicable requirements of Nasdaq listing standards and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our nominating and corporate governance committee. The nominating and corporate governance committee’s responsibilities include:

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

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is or has, at any time during the past year, been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving on our board of directors or compensation committee.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Our named executive officers for the year ended December 31, 2024, which consist of our principal executive officer and our other most highly compensated executive officers, were:

●	Mark White, our President, Chief Executive Officer and Chief Financial Officer

●	Marilyn Elson, former Chief Financial Officer (to November 1, 2023)

●	David Owens, M.D., our Chief Medical Officer

●	Michael Nketiah, our Senior Vice President of Quality, Clinical and Regulatory (to August 16, 2024)

●	Carolyn Shelton, our Senior Vice President of Quality, Clinical and Regulatory (from September 16, 2024)

Summary Compensation Table

The following table presents the compensation awarded to, earned by, or paid to our named executive officers, during the three (3) years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary $		Other Compensation $		Board Fee and Consulting $	Bonus $		Stock/Option Awards(1)(2) $	Total $
Mark White	2022	191,292		-		-	-		-	191,292
Chief Executive Officer/Chief	2023	272,500		-		-	170,000		237,315	679,815
Financial Officer	2024	318,000		-		-	220,000	(3)	490,470	1,028,470

Marilyn Elson(4)	2022	345,000		-		-	-		-	345,000
Former Chief Financial Officer	2023	320,000		-		-	-		200,000	520,000
	2024	240,000		-		-	-			240,000

David Owens, M.D.(5)	2022	-		-		-	-		-	-
Chief Medical Officer	2023	-		-		42,800	-		111,678	154,478
	2024	-		15,600	(6)	196,088	-		661,452	873,140

Michael Nketiah(7)	2022	32,080		-		-	-		-	32,080
Senior Vice-President of Quality,	2023	250,000		-		-	30,000		10,470	290,470
Clinical and Regulatory	2024	158,173	(8)	-		-	-		-	158,173

Carolyn Shelton(9)
Senior Vice-President of Quality, Clinical and Regulatory	2024	93,500	(10)	-		-	20,000	(10)	174,534	288,534

(1)	The amounts reported in these columns represent the aggregate grant date fair value of each stock option grant in the applicable years, calculated in accordance with FASB ASC Topic 718.
(2)	Mssrs. White and Nketiah’s option awards include year two of performance based option award earned in 2024.
(3)	Pursuant to the terms of his employment agreement, Mr. White was awarded a bonus of $220,000 in 2024. Such bonus amount will be paid during the year ended December 31, 2025.
(4)	Ms. Elson ceased to serve as our Chief Financial Officer as of November 1, 2023.
(5)	Dr. Owens has no 2022 compensation due to waiver of his 2022 compensation.
(6)	This amount reflects a vehicle allowance provided by the Company to Dr. Owens.
(7)	Mr. Nketiah ceased to serve as our Senior Vice-President of Quality, Clinical and Regulatory as of August 16, 2024.
(8)	Mr. Nketiah was entitled to a base salary of $250,000 per annum. Based on less than a full year of employment, he received total compensation of $158,173. The amount reflected in the table above is for the period from January 1 - August 15, 2024.
(9)	Ms. Shelton commenced employment as our Senior Vice-President of Quality, Clinical and Regulatory as of September 16, 2024.
(10)	Ms. Shelton is entitled to a base salary of $300,000 per annum. Based on less than a full year of employment, she received total compensation of $93,500. The amount reflected in the table above is for the period from September 16 – December 31, 2024. In addition, Ms. Shelton earned a bonus of $20,000 in 2024, which will be paid during the year ended December 31, 2025.

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

On January 11, 2022, the Company entered into an employment agreement with Marilyn Elson to serve as Chief Financial Officer of the Company for a three-year term with an option for the Company and Ms. Elson to extend the term for an additional two years. Effective November 1, 2023, Ms. Elson stepped down as Chief Financial Officer. She continues as Controller for Nexalin. Ms. Elson is the spouse of the other member of U.S. Asian.

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

Under the terms of his employment agreement, Mr. White is entitled to a sign on/retention bonus of $50,000 and 447,427 vested stock options. In addition, Mr. White may earn performance based compensation of 939,597 stock options and up to $120,000 per annum. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 313,199 options and $120,000 were awarded. The 2024 performance criteria has been met and 313,199 options and $220,000 were awarded. All options are exercisable at $.894.

Under the terms of his service agreement, Dr. Owens was awarded a sign on/retention bonus of 139,821 vested stock options and 654,363 performance based stock option exercisable at $.894 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment. The 2023 performance criteria was met and 218,121 options were awarded. The 2024 performance criteria was met and 218,121 options were awarded. Dr Owens was awarded an additional 125,000 vested options exercisable at $2.95.

Under the terms of his employment agreement Mr. Nketiah was awarded 100,671 performance based stock options exercisable at $.894 per share, subject to vesting and continued employment. In addition, Mr. Nketiah was eligible to receive a bonus of $30,000 per annum based on performance. The 2023 performance criteria was met and 33,557 options and $30,000 were approved by the Board. Effective August 16, 2024, Mr. Nketiah stepped down as Senior Vice-President of Quality, Clinical and Regulatory and 67,114 unvested options were forfeited.

Under the terms of her employment agreement Ms. Shelton was awarded 90,620 performance based stock option exercisable at $.6621 per share. The performance based options may be awarded over three years based on annual performance based criteria and subject to vesting and continued employment.

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

Annual Base Salary

Base salaries for our executives are initially established through arm’s length negotiation at the time the executive is hired, considering such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are to be reviewed annually in January by our compensation committee and approved by our board of directors in connection with our annual performance review process. Salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also confer with a compensation consultant or draw upon the experience of members of our board of directors with other companies. The 2024, 2023 and 2022 base salaries of our named executive officers are as follows:

	December 31,
	2024	2023	2022
Name	$	$	$
Mark White(1)	318,000	272,500	200,000
David Owens, M.D(2)	-	-	150,000
Michael Nketiah(3)	158,173	250,000	250,000
Marilyn Elson(4)	240,000	320,000	360,000
Carolyn Shelton(5)	93,500	-	-

(1)	During the year 2022, Mr. White received less cash compensation than the agreed upon compensation. Mr. White agreed to waive any amounts which were not paid under his employment agreement.
(2)	For the 2022 year, Dr. Owens received no compensation. The amount stated above reflects the employment agreement amount. Dr Owens waived his compensation for fiscal 2022. Dr. Owens’ 2023 and 2024 compensation is in the form of stock options.
(3)	For the 2024 year, Mr. Nketiah was entitled to a base salary of $250,000 per annum. Based on less than a full year of employment, he received total base salary compensation of $158,173. Mr. Nketiah stepped down as an officer of the Company effective August 16, 2024. The amount reflected in the table above is for the period from January 1 - August 15, 2024.
(4)	For the 2023 year, Ms. Elson was entitled to a base salary of $360,000 per annum. Based on less than a full year of employment, she received total compensation of $320,000. Ms. Elson stepped down as an officer of the Company effective November 1, 2023. The amount reflected in the table above is for the period from January 1 - October 31, 2023.
(5)	Ms. Shelton is entitled to a base salary of $300,000 per annum. Based on less than a full year of employment, she received total compensation of $93,500. The amount reflected in the table above is for the period from September 16 – December 31, 2024.

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

In addition, the Board has granted 939,597 and 654,363 nonqualified stock options to Mr. White and Dr. Owens, respectively subject to maximum performance-based and service-based vesting conditions. Mr. White’s 2023 performance criteria was met and 313,199 options were awarded. Mr. White’s 2024 performance criteria was met and 313,199 options were awarded. The exercise of these options is subject to vesting.

Dr. Owens’s 2023 performance criteria was met and 218,121 options were awarded. Dr. Owens’s 2024 performance criteria was met and 218,121 options were awarded. Dr Owens was awarded an additional 125,000 vested options exercisable at $2.95.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our 13,303,523 shares of our common stock outstanding as of March 12, 2025 for:

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

Names of Beneficial Owner(1) Executive Officers and Directors	Shares of Common Stock Beneficially Owned(2)		Percentage
Mark White	1,094,753	(3)	7.18%
David Owens, M.D.	897,235	(4)	5.89%
Marilyn Elson and Leonard Osser	1,671,244	(5)	10.97%
Alan Kazden	348,131	(6)	2.28%
Ben V. Hu, M.D.	340,636	(7)	2.24%
Leslie Bernhard	49,838		.33%
Carolyn Shelton	24,000		.16%
All directors & executive officers as a group (seven persons)	4,425,837		29.05%

(1)	The addresses of the persons named in this table are as follows: Mark White, David Owens, M.D., Marilyn Elson and Leonard Osser, Alan Kazden, Ben V. Hu, M.D., Leslie Bernhard and Carolyn Shelton: 1776 Yorktown, Suite 550, Houston, TX 77056.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report, upon the exercise of options and warrants or conversion of convertible securities as applicable. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within sixty (60) days from the date of this Report, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. The percentages for each beneficial owner are determined based on dividing the number of shares of common stock beneficially owned by the sum of the outstanding shares of common stock as of the date of this Report, and the number of shares underlying options exercisable and convertible securities convertible within sixty (60) days from the date of this Report, held by the beneficial owner.
(3)	Includes 760,626 shares to be issued to Mr. White pursuant to stock option grants under the terms and conditions of his employment agreement and 25,000 warrants to purchase common stock.
(4)	Includes 745,442 shares to be issued to Dr. Owens pursuant to stock option grants under the terms and conditions of his employment agreement, as a bonus, awarded as compensation for his service on the Board of Directors and 2,500 warrants to purchase common stock.
(5)	Includes 1,535,244 shares and 136,000 warrants to purchase common stock held jointly by Ms. Elson and Leonard Osser, her spouse.
(6)	Includes 262,500 shares to be issued to Mr. Kazden pursuant to stock option grants awarded as compensation for his service on the Board of Directors and 2,500 warrants to purchase common stock. All shares and warrants are owned by the Alan and Natalie Kazden Family Trust. Mr. Kazden has voting and dispositive control over all of such shares.
(7)	Includes 336,470 shares and shares held by Dr. Hu, 3,582 shares held jointly by Mr. Hu and Amy Lun Hu, his spouse, and 584 shares held jointly by Mr. Hu and David D. Hu, his son.

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

Common Stock

As of March 12, 2025, we had 13,303,523 shares of common stock outstanding, held of record by 827 stockholders.

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

Exercisability

The warrants are exercisable at any time after their original issuance and at any time up to the date that is three (3) years after their original issuance (September 20, 2025). The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares purchased upon such exercise.

Registration

On February 3, 2025, a registration statement on Form S-1 was declared effective by the Securities and Exchange Commission, covering up to 2,798,613 shares of the Company’s common stock, consisting of (i) up to 347,250 Shares issuable upon the exercise of the common stock purchase warrant that was issued to Maxim Partners, LLC as compensation for its services in connection with our initial public offering and (ii) up to 2,315,000 Shares issuable upon the exercise of the common stock purchase warrants issued to purchasers of Units (containing both a share of common stock and a common stock purchase warrant) in connection our 2022 public offering. All warrants are exercisable at the price set forth below.

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

As of the date of this Report, (i) we have no employees or office in China and none of our operations are conducted in China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $4,851 and $0 for the years ended December 31, 2024 and 2023, respectively, on the consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2024 and 2023 the Company had an Equity Method Investment of $864 and $96,000, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the Joint Venture, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider invested $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 300,000 shares upon Wider’s achievement of certain milestones. The fair value of the 150,000 shares issued during the year ended December 31, 2020 (less the invested $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2023, the Company issued an additional 150,000 shares to affiliates of Wider in satisfaction of obligations pursuant to the collaborative agreement and also recognized its obligation to issue an additional 150,000 shares. The grant date fair value of the 300,000 shares issued and to be issued resulted in a charge to research and development of $1,500,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2024, the Company issued 331,818 shares of common stock to Wider and affiliates of Wider, in satisfaction of obligations pursuant to their collaborative agreement and their continuing research and development efforts. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue the shares pursuant to the collaborative agreement. A charge to research and development was recorded in 2024 for the continuing research and development efforts.

During the year ended December 31, 2024, the Company received a distribution of $99,987 from the Joint Venture, which reduced the asset on the Company’s consolidated balance sheet. During the years ended December 31, 2024 and 2023, the Company recorded $4,851 and $0 in revenue, respectively, from the Joint Venture on the consolidated statements of operations and comprehensive loss

During the years ended December 31, 2024 and 2023, the Company recorded $3,007 and $0 in revenue, respectively, from Wider on the consolidated statements of operations and comprehensive loss.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering. The agreement was amended effective as of July 1, 2024 to expand the services. The two members of U.S. Asian are shareholders in the Company including Marilyn Elson, who is Nexalin’s Controller.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a onetime stock grant and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination of the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $160,002 and stock compensation expense of $196,000 for the year ended December 31, 2024 and $120,000 of consulting expenses for the year ended December 31, 2023.

Leonard Osser was issued 200,000 shares of Company stock as compensation for his 2024 services on the Advisory Board. The Company recorded $192,000 and $0 of stock compensation expense for the years ended December 31, 2024 and 2023 respectively.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the twelve months ended December 31, 2024 and 2023 were $54,000. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, the Company pays and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of our Company selected Marcum LLP as its independent registered public accounting firm for the fiscal year ended December 31, 2024. During fiscal 2024, the audit services that Marcum provided consisted of examination of financial statements, services relative to filings with the SEC. The following table presents the total fees for professional audit and non-audit services rendered by Marcum LLP for the fiscal years ended December 31, 2024 and 2023, and fees for other services rendered by Marcum LLP during those periods. The fees to Marcum LLP were $195,970 and $120,750 for the years ended December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$195,970	$120,750
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$195,970	$120,750

(1)	“Audit Fees” consist of fees for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, including registration statements filed with the Securities and Exchange Commission.
(2)	“Audit-Related Fees” consist of fees for services that are traditionally performed by the independent registered public accounting firm, including fees billed or accrued primarily for employee benefit plan audits and other attestation services.
(3)	“Tax Fees” consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” consist of fees for those services not captured in the audit, audit-related and tax categories. The Company generally does not request such services from the independent auditors.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and Maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2***	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3***	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*	Potential Joint Venture Agreement between the Company and Wider Come Limited, and Supplement thereto, dated as of September 21, 2018, as supplemented by Supplement Number 1.
10.2*	Employment Agreement between the Company and Mark White dated as of February 15, 2021.
10.3*	Agreement between the Company and David Owens, M.D. dated as of February 15, 2021
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10*	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11*	Form of Lock-Up Agreement.
10.12*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.13*	Promissory Note in favor Mark White dated as of November 1, 2021, as amended
10.14*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15******	Form of Lock-Up Agreement
10.16******	Form of Securities Purchase Agreement
10.17 ⸹	Placement Agency Agreement
10.18 ⸹⸹	Letter Agreement between the Company and Carolyn Shelton
10.19 ⸹⸹⸹	Supplier Quality Agreement dated as of December 20, 2024 between the Company and Velentium
23.1 ⸹⸹⸹⸹	Consent of Marcum LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1 ⸹⸹⸹⸹	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 ⸹⸹⸹⸹	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 ⸹⸹⸹⸹	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ⸹⸹⸹⸹	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023
*****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023
******	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684)
⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024
⸹⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 19, 2024
⸹⸹⸹	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on February 3, 2025 (SEC File Number 333-283960)
⸹⸹⸹⸹	Filed as an exhibit to this Form 10-K

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
Date: March 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark White
Mark White
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)
Date: March 14, 2025

By:	/s/ Leslie Bernhard
Leslie Bernhard
Director
Date: March 14, 2025

By:	/s/ Alan Kazden
Alan Kazden
Director
Date: March 14, 2025

By:	/s/ David Owens, M.D.
David Owens, M.D.
Director
Date: March 14, 2025

By:	/s/ Ben Hu, M.D.
Ben Hu, M.D.
Director
Date: March 14, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXALIN TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nexalin Technology, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nexalin Technology, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Marlton, New Jersey
March 14, 2025

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$574,485	$580,230
Short-term investments	2,905,438	2,368,203
Accounts receivable (Includes related party of $3,007 and $3,614, respectively)	13,043	9,369
Inventory	174,578	156,420
Prepaid expenses and other current assets	293,597	315,670
Total Current Assets	3,961,141	3,429,892
ROU Asset	-	496
Intangible assets, net	260,727	105,528
Equity Method Investment	864	96,000
Total Assets	$4,222,732	$3,631,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$155,949	$159,534
Accrued expenses (Includes related party of $240,000 and $0, respectively)	390,745	261,284
Lease liability, current portion	-	4,463
Total Current Liabilities	546,694	425,281
Total Liabilities	546,694	425,281

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,303,523 and 7,436,562 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	13,304	7,437
Accumulated other comprehensive loss	(513)	(405)
Additional paid in capital	88,308,478	80,237,652
Accumulated deficit	(84,645,231)	(77,038,049)
Total Stockholders’ Equity	3,676,038	3,206,635
Total Liabilities and Stockholders’ Equity	$4,222,732	$3,631,916

The accompanying footnotes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2024	2023
Revenues, net (Includes related party of $6,180 and $3,614 for the year ended December 31, 2024 and December 31, 2023, respectively)	$168,721	$110,748
Cost of revenues	36,593	25,688
Gross profit	132,128	85,060

Operating expenses:
Professional fees	966,815	574,598
Salaries and benefits	1,500,089	1,387,916
Selling, general and administrative	4,228,986	1,897,031
Research and development	1,190,884	1,921,811
Total operating expenses	7,886,774	5,781,356

Loss from operations	(7,754,646)	(5,696,296)

Other income (expense), net:
Interest income (expense), net	3,193	(38,835)
Gain on sale of short-term investments	130,110	231,880
Other income	9,310	239,542
Gain on extinguishment of debt	-	615,000
Total other income (expense), net	142,613	1,047,587
Loss before provision for income taxes	(7,612,033)	(4,648,709)

Provision for income taxes	-	-

Loss before equity in net earnings of affiliate	(7,612,033)	(4,648,709)
Equity in net earnings of affiliate	4,851	-

Net loss	(7,607,182)	(4,648,709)

Other comprehensive loss:
Unrealized loss from short-term investments	(108)	(36,718)
Comprehensive loss	$(7,607,290)	$(4,685,427)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.83)	$(0.63)

Weighted Average Shares Outstanding - Basic and Diluted	9,215,772	7,357,029

The accompanying footnotes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Gain (Loss)	Capital	Deficit	(Deficit)
Balance as January 1, 2023	7,286,562	$7,287	$36,313	$77,824,427	$(72,389,340)	$5,478,687
Stock compensation	150,000	150	-	2,413,225	-	2,413,375
Other comprehensive loss	-	-	(36,718)	-	-	(36,718)
Net loss	-	-	-	-	(4,648,709)	(4,648,709)
Balance as of December 31, 2023	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Stock issued for cash	3,000,000	3,000	-	4,513,184	-	4,516,184
Other comprehensive loss	-	-	(108)	-	-	(108)
Stock compensation	2,866,961	2,867	-	3,557,642	-	3,560,509
Net loss	-	-	-	-	(7,607,182)	(7,607,182)
Balance as of December 31, 2024	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038

The accompanying footnotes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,607,182)	$(4,648,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	3,560,509	2,413,375
Depreciation	-	503
Amortization	15,107	3,751
Non-cash lease expense	496	5,675
Write off of inventory	-	5,762
Gain on sale of short-term investments	(130,110)	(231,880)
Return on investment in Joint Venture	95,136	-
Extinguishment of debt - note payable	-	(615,000)
Changes in operating assets and liabilities:
Accounts receivable	-	(880)
Accounts receivable - related party	(3,674)	(3,614)
Prepaid assets	22,073	(43,388)
Inventory	(18,158)	(7,812)
Accounts payable - related party	-	(260,000)
Accounts payable	(3,585)	(238,833)
Accrued expenses	(110,539)	(163,538)
Accrued expenses - related party	240,000	-
Lease liability	(4,463)	(50,797)
Net cash (used in) provided by operating activities	(3,944,390)	(3,835,384)

Cash flows from investing activities:
Sale of short-term investments	33,224,000	41,278,241
Purchase of short-term investments	(33,631,233)	(36,620,090)
Investment in Equity Method Investment	-	(96,000)
Purchase of patents	(116,812)	(98,970)
Purchase of trademarks	(53,494)	(10,309)
Net cash (used in) provided by investing activities	(577,539)	4,452,872

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	4,516,184	-
Payments on notes payable - officer	-	(200,000)
Net cash (used in) provided by financing activities	4,516,184	(200,000)

Net increase (decrease) in cash and cash equivalents	(5,745)	417,487
Cash and cash equivalents - beginning of year	580,230	162,743
Cash and cash equivalents - end of year	$574,485	$580,230

Non-cash investing and financing activities:
Unrealized loss on short-term investments	$(108)	$(36,718)

The accompanying footnotes are an integral part of these consolidated financial statements.

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

On November 22, 2021, NV Nexalin entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nexalin Technology, Inc., a Delaware corporation (“Nexalin”, or the “Company”). Pursuant to the Merger Agreement, NV Nexalin merged with and into Nexalin with all shareholders of NV Nexalin receiving one common share of Nexalin in exchange for twenty shares of NV Nexalin held at the time of the Merger Agreement. NV Nexalin treated the transaction as a corporate reorganization with the historical consolidated financial statements of NV Nexalin becoming the historical consolidated financial statements of Nexalin. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. NV Nexalin has retroactively applied the 20-for-1 exchange, effective on November 22, 2021, to share and per share amounts on the audited consolidated financial statements for the years ended December 31, 2024 and 2023. NV Nexalin’s authorized shares of common stock were not affected as a result of the Merger Agreement. As a result of the Merger Agreement, NV Nexalin was dissolved, and Neuro-Health became a subsidiary of Nexalin. The Company completed its initial public offering on September 16, 2022.

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

Throughout this Report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer treatment to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new De Novo application to demonstrate safety and effectiveness.

While we continue providing services to medical professionals to support patients’ use of the Gen-1 devices which were in operation prior to December 2019, we are not making new sales or new marketing efforts of Gen-1 devices in the United States. We continue to derive revenue from devices which we sold or leased prior to the FDA’s December 2019 reclassification announcement. This revenue consists of monthly licensing fees and payments for the sale of electrodes and patient cables. We have paused marketing efforts for new sales of our Gen-1 device for treatment of anxiety and insomnia in the United States. Our regulatory team continues have discussions with the FDA regarding the suspension of the marketing and sale of the Gen-1 products to new providers.

The waveform that comprises the basis of our “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” headset devices is in Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-3 device in the U.S. and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-3 device, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions with our device.

We have designed and developed a new advanced waveform technology to be emitted at 15 milliamps through new and improved medical devices referred to as Gen-2 and Gen-3. Gen-2 is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. Gen-3 is a new patient headset that will be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 and Gen-3 devices can penetrate deeper into the brain and stimulate associated structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 and Gen-3. We plan to develop a strategic schedule to execute additional pilot trials and/or pivotal trials for the new Gen-3 device for anxiety and insomnia in the United States, Brazil and China beginning in the first quarter of 2025. Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

A second FDA pre-submission document was submitted on February 13, 2024. FDA comments to this second pre-submission document were received on April 26, 2024. A formal teleconference was held with the FDA on April 26, 2024. The Nexalin regulatory team and the FDA came to a consensus on the Insomnia Clinical research protocols for insomnia assessment scales and timeline end points and patient population size.

Data from these clinical trials will also be used to support an application for the CE-mark of our Gen-2 and new Gen-3 headset devices in the European Union.

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Report, (i) we have no employees or offices in China and none of our operations are conducted in China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $4,851 and $0 for the years ended December 31, 2024 and 2023, respectively, on the consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2024 and 2023 the Company had an Equity Method Investment of $864 and $96,000, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company because of its current dependence upon its joint venture relationship with Wider Come Limited. Wider Come Limited, as part of its obligations under the Joint Venture Agreement, acts as a distributor for the Company’s devices in China and Asia. Because of significant restrictions imposed by the Chinese government during the COVID-19 pandemic through calendar year 2022 and into 2023, Wider’s ability to market and sell the Company’s devices was negatively impacted, resulting in decreased revenue to the Company. Patients and salespeople have been restricted in their movements resulting in a significant slowdown in the medical and other sectors. Significant efforts and funds expended by our Chinese distributor has led to regulatory approval in China in both depression and insomnia thus far which has allowed for sales of our devices in China in 2022, and into 2023. The extent of future impact is dependent on future developments, including future activities by the Chinese government and other possible events which are highly uncertain and not in the Company’s control, including new information which may emerge, or any of its variants, and actions taken to address its impact, among others. The repercussions of this health crisis could have a material adverse effect on the Company’s business, financial condition, liquidity and operating results.

Continued Nasdaq Listing

Our shares of our common stock are listed on the Capital Market tier of the Nasdaq Stock Market, or Nasdaq, under the symbol “NXL.” Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization, minimum stockholders’ equity and other requirements. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

Minimum Bid Price Requirement

We are required to maintain a minimum bid price of $1.00 per share. On May 10, 2023, the Company received written notice from Nasdaq notifying the Company that it was no longer in compliance with the minimum bid price requirement for continued listing on Nasdaq, as the closing bid price for the Company’s common stock was below $1.00 per share as set forth in the Nasdaq listing rules. The Company was afforded 180 calendar days, or until November 6, 2023, to regain compliance with the Nasdaq listing rules. The Company was unable to regain compliance with the bid price requirement by November 6, 2023.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2024, the Company had a significant accumulated deficit of approximately $84.6 million. For the year ended December 31, 2024, the Company had a loss from operations of approximately $7.8 million and negative cash flows from operations of approximately $3.9 million. While the Company had a working capital surplus as of December 31, 2024 of approximately $3.4 million, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses as it executes its development plans, as well as undertaking other potential strategic and business development initiatives through 2025 and through the twelve months from the date of this Report. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of December 31, 2024 and have concluded that we will not have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the years ended December 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for future years or for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company has existing licensing and treatment fee agreements with its customers for the use of the Nexalin Device in their practices. These agreements generally have terms of one year with automatic renewal if certain requirements are met and amounts due per these agreements are billed monthly. The Company also sells products related to the provision of services. The Company sells its Devices in China to its acting distributor and sells products relating to the use of the Devices. The Company has a Royalty Agreement whereby the manufacturer of the Company’s electrodes pays a royalty to the Company for a three-year period beginning January 1, 2022. The amount of the Royalty is equal to 20% of the amount that the manufacturer invoices to the acting distributor for the sale of the electrodes.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Years Ended December 31,
	2024	2023
Device sales	$55,500	$-
Licensing fee	69,501	82,080
Equipment	37,826	27,299
Other	5,894	1,369
Total	$168,721	$110,748

Major Geographic Locations

	Years Ended December 31,
	2024	2023
U.S. sales	$83,473	$107,134
China sales	85,248	3,614
Total	$168,721	$110,748

Contract Modifications

There were no contract modifications during the years ended December 31, 2024 and 2023. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company receives payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of December 31, 2024 and December 31, 2023.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income (loss.) Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at December 31, 2024 or 2023.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the year ended December 31, 2024 and 2023 the Company did not write off, accounts receivable. The Company did not record an allowance for credit loss as of December 31, 2024 and 2023, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items. At December 31, 2024 and 2023, the Company wrote down inventory in the amount of $0 and $5,762 respectively to its NRV.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $15,107 and $3,751 for the year ended December 31, 2024 and 2023, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at December 31, 2024 and December 31, 2023.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2024
Patents	$215,782	$(13,519)	$202,263
Trademarks	64,067	(5,603)	58,464
Total December 31, 2024	$279,849	$(19,122)	$260,727

December 31, 2023
Patents	$98,970	$(3,751)	$95,219
Trademarks	10,573	(264)	10,309
Total December 31, 2023	$109,543	$(4,015)	$105,528

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At December 31, 2024 and 2023, the Company had a full valuation allowance applied against its deferred net tax assets.

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

The following table summarizes the amortized cost, unrealized loss and the fair value at December 31, 2024 and 2023:

	Amortized Cost	Unrealized Loss	Fair Value
December 31, 2024
Short-term investments	$2,905,951	$(513)	$2,905,438

December 31, 2023
Short-term investments	$2,368,608	$(405)	$2,368,203

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2024 and 2023:

	Carrying Value	Level 1	Level 2	Level 3
December 31, 2024
U.S. Treasury Bill	$2,650,225	$2,650,225	$-	$-
Mutual Funds	255,213	255,213	-	-
Total December 31, 2024	$2,905,438	$2,905,438	$-	$-

December 31, 2023
U.S. Treasury Bill	$2,368,203	$2,368,203	$-	$-

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement for the year ended December 31, 2024 and 2023.

Net Loss per Common Share

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The dilutive effect, if any, of stock options and warrants is calculated using the treasury stock method. All outstanding convertible notes, if any, are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the stock options and warrants have been excluded from the Company’s computation of net loss per common share for the years ended December 31, 2024 and 2023.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Years Ended December 31,
	2024	2023
Warrants	2,662,250	2,662,250
Options	3,071,635	2,281,879
Total	5,733,885	4,944,129

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

Research and Development

Research and development costs are charged to operations as incurred. For the years ended December 31, 2024 and 2023, the Company recorded approximately $1,191,000 and $1,922,000, respectively.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of designing and developing innovative neurostimulation products.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 11 for the disclosures related to our single operating segment.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance on its consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31, 2024	December 31, 2023
Accrued – other	$61,415	$21,954
Accrued settlement liabilities	89,330	89,330
Accrued bonuses – related party	240,000	150,000
	$390,745	$261,284

NOTE 5 — NON-CONSOLIDATED JOINT VENTURE AND RELATED PARTY TRANSACTIONS

Formalization of Joint Venture

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture (the “Joint Venture”) established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region. The Joint Venture is registered in Hong Kong.

As of the date of this Report, (i) we have no employees or office in China and none of our operations are conducted in China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $4,851 and $0 for the years ended December 31, 2024 and 2023, respectively, on the consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2024 and 2023 the Company had an Equity Method Investment of $864 and $100,651, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

Under the preceding terms of the collaborative arrangement between the Company and Wider, Wider served as an authorized distributor of the Company’s Gen-2 devices in Asia. As part of the consideration for Wider’s performance of its obligations to the Company prior to the recent formalization of the Joint Venture, the Company and certain designated Wider shareholders entered into stock issuance agreements for the issuance of 450,000 shares of the Company’s common stock, and simultaneously with the execution of this service agreement, Wider invested $200,000 to the Company. During the year ended December 31, 2020, the Company issued 150,000 shares to affiliates of Wider in satisfaction of the obligation. Under the terms of the collaborative agreement, designated shareholders of Wider are entitled to an additional 300,000 shares upon Wider’s achievement of certain milestones. The fair value of the 150,000 shares issued during the year ended December 31, 2020 (less the invested $200,000 in cash) resulted in a charge to stock-based compensation of $550,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the twelve months ended December 31, 2023, the Company issued an additional 150,000 shares to affiliates of Wider in satisfaction of obligations pursuant to the collaborative agreement and also recognized its obligation to issue an additional 150,000 shares. The grant date fair value of the 300,000 shares issued and to be issued resulted in a charge to research and development of $1,500,000 and was recorded in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss. During the twelve months ended December 31, 2024, the Company issued 331,818 shares of common stock to Wider and affiliates of Wider, in satisfaction of obligations pursuant to their collaborative agreement and their continuing research and development efforts. A charge to research and development was recorded in 2023 at the time the Company recognized its obligation to issue the shares pursuant to the collaborative agreement. A charge to research and development was recorded in 2024 for the continuing research and development efforts.

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering. The agreement was amended effective as of July 1, 2024 to expand the services. The two members of U.S. Asian are shareholders in the Company, including Marilyn Elson who is Nexalin’s Controller.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a onetime stock grant and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination of the consulting agreement. The Company recorded consulting expenses related to the consulting agreement of $160,002 and stock compensation expense of $196,000 for the year ended December 31, 2024 and $120,000 of consulting expenses and stock compensation expense of $0 for the year ended December 31, 2023, respectively.

In 2024 Leonard Osser was issued 200,000 shares of Company stock as compensation for his 2024 services on the Advisory Board. The Company recorded $196,000 and $0 of stock compensation expense for the years ended December 31, 2024 and 2023 respectively.

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

Under the terms of his service agreement, Dr. Owens is entitled to (i) a sign-on/retention bonus consisting of a grant of nonqualified stock options to purchase 654,362 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time and performance-based vesting conditions. The 2023 performance-based milestones regarding Dr. Owen’s incentive compensation have been met for 2023, and he was awarded 271,454 nonqualified stock options with a vesting date of July 1, 2024. The 2024 performance-based milestones regarding Dr. Owen’s incentive compensation have been met for 2024, and he was awarded 271,454 nonqualified stock options with a vesting date of July 1, 2025. Dr. Owens was awarded an additional 125,000 vested options exercisable at $2.95.

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

In addition to the retention payments, stock awards and nonqualified option grants described above, Messrs. White and Nketiah are receiving cash compensation and each of Messrs. White and Nketiah are eligible for performance-based cash bonuses. The 2023 performance-based milestones regarding Mr. White’s incentive compensation have been met for 2023, and he was awarded a cash bonus of $120,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2024. The 2024 performance-based milestones regarding Mr. White’s incentive compensation have been met for 2024, and he was awarded a cash bonus of $220,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2025. The 2023 performance-based milestones regarding Mr. Nketiah’s incentive compensation were met for 2023, and he was awarded a cash bonus of $50,000 and 33,557 nonqualified stock options with a vesting date of July 1, 2024.

The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our 2023 Plan.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the twelve months ended December 31, 2024 and 2023 were $54,000. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under a short term lease. Pursuant to the sublease, the Company pays and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — LOANS PAYABLE

Legacy Ventures International, Inc.

On December 11, 2017, the Company issued a promissory note (the “Promissory Note”) in favor of Legacy Ventures International, Inc. (“Legacy”) as part of a commercial transaction with Legacy that was never consummated. The Promissory Note was issued in the original principal amount of $500,000, with interest at 4% per annum and a maturity date of December 31, 2017. As of December 31, 2022, this promissory note was in default. The Company recorded $20,000 of interest expense in the year ended December 31, 2023. The amount outstanding at December 31, 2023 was $0. The Company evaluated ASC 405-20, Extinguishments of Liabilities (“ASC 405-20”). Pursuant to ASC 405-20, a liability has been extinguished if either of the following conditions is met (a) the debtor pays the creditor and is relieved of its obligation for the liability and (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. In consultation with its legal counsel, the Company determined that the second condition was met by virtue of the expiration of the applicable statute of limitations. As such, Promissory Note was accounted for as a debt extinguishment. As part of the debt extinguishment the Company wrote off the $500,000 principal amount and accrued interest of $115,000 at December 31, 2023.

NOTE 7 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the year ended December 31, 2024, the Company issued an aggregate of 5,866,961 shares of its common stock, as follows:

●	150,000 shares of common stock were issued to affiliates of Wider in satisfaction of obligations pursuant to their collaborative agreement. A charge to research and development of $750,000 was recorded in 2023 at the time the Company recognized its obligation to issue these shares.

●	181,818 shares of common stock were issued to Wider in consideration of Wider’s research and development efforts for which a charge to research and development of $400,000 was recorded in 2024.

●	3,000,000 shares of common stock were issued to investors for net proceeds of $4,516,184.

●	2,535,143 shares of common stock were issued for services in lieu of cash of which 1,492,457 were issued to outside consultants, 200,000 to a related party, 542,500 to certain employees of the Company, and 300,186 to current and former members of the Board of Directors for their services as Board Members.

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

Options

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023, and an amendment to the 2023 Plan was approved by our stockholders on August 26, 2024, to provide for additional shares to be available for the grant of awards. The Plan provides that maximum number of shares of common stock available for the grant of awards under the Plan shall be 6,000,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan is administered by the Compensation Committee of the Board of Directors, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

On July 1, 2023, the company entered into amended employment agreements with the three executives. In addition to the cash compensation included in their employment contracts, the three executives were granted one-time bonus stock options (that were immediately vested) and performance-based stock options that would be triggered based on certain performance criteria being achieved. The amount expensed during the year ended December 31, 2024 and December 31, 2023 in the audited consolidated statement of operations and comprehensive loss was $774,277 and $271,342, respectively.

The following table presents a summary of stock option award activity during the year ended December 31, 2024:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding December 31, 2023	2,281,879	$0.89	9.50	$-
Issued	856,870	1.34	4.23	1,247,987
Exercised	-	-	-	-
Expired or cancelled	(67,114)	0.89	3.50	-
Outstanding December 31, 2024	3,071,635	$1.02	7.26	$5,380,738

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2024:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,214,765	$8.50	1,152,125
0.94	581,250	4.00	581,250
0.66	90,620	4.17	-
2.95	185,000	5.00	125,000
	3,071,635	$7.26	1,858,375

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following table discloses the assumptions utilized for stock options awarded during each year as follows:

	December 31, 2024	December 31, 2023
Volatility	103.8-129.2%	99.0%
Expected dividends	$-	$-
Risk-free interest rate	3.66-4.45%	4.61%
Expected term (years)	5-10	9.5

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2023	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding December 31, 2024	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at December 31, 2024:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,662,250	0.75	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contends that she was employed by defendants, including Nexalin, and has not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contends that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff seeks both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. A Mediation was held on March 5, 2025. A settlement has not yet been reached. The court has set a trial in this matter for June 9, 2025. Management’s intent is to contest the allegations vigorously and, as of the date of this Report, is unable to provide an evaluation of the potential outcome of the litigation within the probable or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We are in negotiations with the EDD and have presented a settlement offer. The Company has accrued $40,000 and $40,000 on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively. The reduction in the amount accrued was recognized as other income on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. The Company believes it has adequately accrued for this matter.

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

NOTE 9 — CONCENTRATION OF CREDIT RISK

Revenues

Two customers accounted for 58% of revenues for the year ended December 31, 2024 as set forth below:

Customer A	47%
Customer B	11%

Three customers accounted for 62% of revenues for the year ended December 31, 2023 as set forth below:

Customer A	25%
Customer B	19%
Customer C	18%

Accounts Receivable

Three customers accounted for 88% of accounts receivable at December 31, 2024.

Customer A	50%
Customer B – related party	23%
Customer C	15%

Five customers accounted for 96% of accounts receivable at December 31, 2023.

Customer A – related party	39%
Customer B	21%
Customer C	15%
Customer D	12%
Customer E	10%

NOTE 10 — INCOME TAXES

The Company identified their federal and Texas state tax returns as their “major” tax jurisdictions. The periods for income tax returns that are subject to examination for these jurisdictions is 2019 through 2024. The Company believes their income tax filing positions and deductions would be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

As of December 31, 2024, the Company had approximately $23.8 million in net operating loss carry-forwards for federal and state income tax reporting (not tax effected) purposes. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future carryforwards do not expire. The Company has not performed a formal analysis but believes its ability to use such net operating losses and tax credit carryforwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company’s net deferred tax assets, liabilities and valuation allowance as of December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$4,999,000	$3,504,000
R&D costs	376,000	200,000
Accrued bonus	50,000	-
Stock-based compensation	323,000	215,000
Total deferred tax assets	5,748,000	3,919,000
Valuation allowance	(5,748,000)	(3,919,000)
Net deferred tax assets	$-	$-

We recorded a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased by approximately $1,830,000 and $543,000 during the years ended December 31, 2024 and 2023, respectively.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory blended income tax rates	(21)%	(21)%
State statutory income tax rate, net of federal benefit	(-)	(-)
Non-deductible R&D costs	-	6
Permanent differences	(3)	2
Change in valuation allowance	24	12
Other	-	1
Effective tax rate	-%	-%

NOTE 11 — SEGMENT INFORMATION

The Company views its operations and manages its business as one operating and reportable segment, which is the business of designing and developing innovative neurostimulation products. The Company’s focus centers around the treatment of various mental health conditions without the need for drugs or psychotherapy. Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis. This decision-making process reflects the way in which the financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources.

The Company’s CODM assesses financial performance and allocates resources based on consolidated net loss that also is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODM utilizes consolidated net loss by comparing actual results against budgeted amounts on a quarterly basis. As part of this process, consolidated net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development and commercialization activities.

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended December 31,
	2024	2023
Total revenues(b)	$168,721	$110,748
Less:
Cost of revenues	36,593	25,688
Research and development expense (excluding stock-based compensation expense):
Clinical trials	87,492	80,569
HALO Design	534,527	336,870
SYNC project	102,565	-
Other research and development (a)	66,300	4,372
General and administrative expense (excluding share-based compensation expense)	2,553,459	2,367,821
Amortization	15,107	3,751
Stock-based compensation expense	3,560,509	2,413,375
Professional fees	966,815	574,598
Interest (income) expense, net	(3,193)	38,835
Equity in net income from equity method investees	(4,851)	-
Other income	(139,420)	(1,086,422)
Segment net loss	(7,607,182)	(4,648,709)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(7,607,182)	$(4,648,709)

(a)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)	Revenue concentrations are reflected in Note 9