Form 10-K/A
period 2024-12-31
Nexalin Technology, Inc.
filed 2025-04-15
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None.

Explanatory Note

Nexalin Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to amend the Exhibits contained in Item 15 of Part IV of the Original Filing to include Exhibit 19.1, the Nexalin Technology, Inc. Insider Trading Policy, and Exhibit 97.1, the Nexalin Technology, Inc. Compensation Recoupment Policy, which were omitted in the Original Filing.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. These certifications are attached to this Amendment as Exhibit 31.1 under Item 15 of Part IV hereof. Because no financial statements are being filed with this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements are being filed with this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements of Nexalin Technology, Inc. are included in this report:

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes Stockholders’ Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Marcum LLP PCAOB Firm ID 688)

No other financial statement schedules are required to be filed.

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and Maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2***	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3***	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*	Potential Joint Venture Agreement between the Company and Wider Come Limited, and Supplement thereto, dated as of September 21, 2018, as supplemented by Supplement Number 1.
10.2*	Employment Agreement between the Company and Mark White dated as of February 15, 2021.
10.3*	Agreement between the Company and David Owens, M.D. dated as of February 15, 2021
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10*	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11*	Form of Lock-Up Agreement.
10.12*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.13*	Promissory Note in favor Mark White dated as of November 1, 2021, as amended
10.14*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15******	Form of Lock-Up Agreement
10.16******	Form of Securities Purchase Agreement
10.17 ⸹	Placement Agency Agreement
10.18 ⸹⸹	Letter Agreement between the Company and Carolyn Shelton
10.19 ⸹⸹⸹	Supplier Quality Agreement dated as of December 20, 2024 between the Company and Velentium
19.1 ⸹⸹⸹⸹⸹	Nexalin Technology, Inc. Insider Trading Policy
23.1 ⸹⸹⸹⸹	Consent of Marcum LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1 ⸹⸹⸹⸹⸹	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 ⸹⸹⸹⸹	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1 ⸹⸹⸹⸹	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ⸹⸹⸹⸹	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 ⸹⸹⸹⸹⸹	Nexalin Technology, Inc. Compensation Recoupment Policy
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023
*****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023
******	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684)
⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024
⸹⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 19, 2024
⸹⸹⸹	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on February 3, 2025 (SEC File Number 333-283960)
⸹⸹⸹⸹	Previously filed as an exhibit to Form 10-K as filed with the SEC on March 14, 2025
⸹⸹⸹⸹⸹	Filed as an exhibit to this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)
Date:	April 14, 2025

3