Form 10-Q
period 2025-03-31
Nexalin Technology, Inc.
filed 2025-05-13
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 12, 2025, there were 17,177,929 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended March 31, 2025

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$622,029	$574,485
Short-term investments	1,429,050	2,905,438
Accounts receivable (Includes related party of $3,403 and $3,007, respectively)	14,479	13,043
Inventory	175,253	174,578
Prepaid expenses and other current assets	379,780	293,597
Total Current Assets	2,620,591	3,961,141
Intangible assets, net	279,520	260,727
Equity Method Investment	-	864
Total Assets	$2,900,111	$4,222,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$181,394	$155,949
Accrued expenses (Includes related party of $240,000 and $240,000, respectively)	393,342	390,745
Total Current Liabilities	574,736	546,694
Total Liabilities	574,736	546,694

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,327,929 and 13,303,523 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	13,328	13,304
Accumulated other comprehensive gain (loss)	317	(513)
Additional paid in capital	88,945,298	88,308,478
Accumulated deficit	(86,633,568)	(84,645,231)
Total Stockholders’ Equity	2,325,375	3,676,038
Total Liabilities and Stockholders’ Equity	$2,900,111	$4,222,732

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues, net (Includes related party of $3,583 and $300, respectively)	$41,015	$78,671
Cost of revenues	13,558	9,156
Gross profit	27,457	69,515

Operating expenses:
Professional fees	367,816	227,829
Salaries and benefits	335,358	326,417
Selling, general and administrative	929,220	483,313
Research and development	406,288	105,668
Total operating expenses	2,038,682	1,143,227
Loss from operations	(2,011,225)	(1,073,712)

Other income, net:
Interest income, net	1,103	304
Gain on sale of short-term investments	20,119	24,946
Other income	2,714	1,522
Total other income, net	23,936	26,772
Loss before provision for income taxes	(1,987,289)	(1,046,940)

Provision for income taxes	-	-

Loss before equity in net earnings of affiliate	(1,987,289)	(1,046,940)
Equity in net earnings (loss) of affiliate	(1,048)	5,783
Net loss	(1,988,337)	(1,041,157)

Other comprehensive income:
Unrealized gain from short-term investments	830	160
Comprehensive loss	$(1,987,507)	$(1,040,997)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.15)	$(0.14)

Weighted Average Shares Outstanding - Basic and Diluted	13,307,319	7,436,562

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive gain	-	-	160	-	-	160
Stock compensation	-	-	-	161,349	-	161,349
Net loss	-	-	-	-	(1,041,157)	(1,041,157)
Balance as of March 31, 2024	7,436,562	$7,437	$(245)	$80,399,001	$(78,079,206)	$2,326,987

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2025	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038
Other comprehensive gain	-	-	830	-	-	830
Stock compensation	24,406	24	-	636,820	-	636,844
Net loss	-	-	-	-	(1,988,337)	(1,988,337)
Balance as of March 31, 2025	13,327,929	$13,328	$317	$88,945,298	$(86,633,568)	$2,325,375

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,988,337)	$(1,041,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	636,844	161,349
Amortization	4,786	2,662
Non-cash lease expense	-	496
Gain on sale of short-term investments	(20,119)	(24,946)
Return on investment in Joint Venture	864	(5,783)
Changes in operating assets and liabilities:
Accounts receivable	(1,040)	100
Accounts receivable - related party	(396)	5,603
Prepaid assets	(86,183)	53,693
Inventory	(675)	2,752
Accounts payable	25,445	(8,024)
Accrued expenses	2,597	94,429
Lease liability	-	(4,463)
Net cash used in operating activities	(1,426,214)	(763,289)

Cash flows from investing activities:
Sale of short-term investments	6,496,000	6,235,053
Purchase of short-term investments	(4,998,663)	(5,439,431)
Purchase of patents	(20,540)	(47,593)
Purchase of trademarks	(3,039)	(18,715)
Net cash provided by investing activities	1,473,758	729,314

Net increase (decrease) in cash and cash equivalents	47,544	(33,975)
Cash and cash equivalents - beginning of period	574,485	580,230
Cash and cash equivalents - end of period	$622,029	$546,255

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$830	$160

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity from December 6, 2019 (Inception) through March 31, 2025.

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

Throughout this report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as "Generation 1” or "Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the FDA as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer treatment to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new De Novo application to demonstrate safety and effectiveness.

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

Beginning in 2019, Nexalin engineers began the testing and design of a new advanced 15 milliamp waveform that became the basis of our new “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” medical devices. Today the Gen-2 is branded under a new trademark name known as “SYNC”, the Gen-3 is branded under a new trademark name known as “HALO”. The Gen-2 SYNC and Gen-3 HALO are in the Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-2 SYNC and Gen-3 HALO devices in the U.S. and we will continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-2 SYNC and/or the Gen-3 HALO device, we will begin the commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

Nexalin’s new advanced waveform technology will be emitted at 15 milliamps through our new and improved medical devices referred to as Gen-2 SYNC and Gen-3 HALO. The new Gen-2 SYNC is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. The Gen-3 HALO is a new patient headset we intend to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp SYNC and HALO devices can penetrate deeper into the brain and stimulate deep brain structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States will be in development for the treatment of depression utilizing both Gen-2 SYNC and Gen-3 HALO. We plan to develop a strategic schedule to execute additional pilot trials and/or pivotal trials for the new Gen-3 HALO device for anxiety and insomnia in the United States, Brazil and China beginning in the third or fourth quarter of 2025. Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

In part due to increasing incidence attributed to the devastating impacts of the COVID-19 pandemic, mental health and cognitive disorders are widespread across the globe and cause substantial health, social and economic losses, and hardships. Our focus is on the continued development of our innovative bioelectronic medical technologies and rapid regulatory approval. We intend to help reverse these losses and the hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

All our products are non-invasive, safe and undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary and protected design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform - particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, our new advanced waveform is undetectable which allows the increased power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive frequency based waveform that provides a comfortable treatment that is undetectable to the patient and is more powerful than other stimulation devices on the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

Currently, the waveform that comprises the basis of Gen-2 SYNC clinical and HALO headset devices has been tested in research settings to develop safety data that has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States and around the world. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA.

Strategic plans are in development to use the data from these clinical trials to support an application for the CE-mark of our SYNC clinical and HALO headset devices in the European Union.

The global rise in mental health and cognitive disorders is causing widespread suffering and hardship. These conditions have far-reaching consequences for individuals, families, and communities. Our focus is on the continued development of our innovative bioelectronic medical technologies and regulatory approval. Our intention is to help reverse these losses, and the hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

Beyond the well-known safety, efficacy, and side-effect concerns surrounding conventional mental health treatments such as Electro-Convulsive Therapy (ECT), drugs, and psychotherapy, the stigma associated with mental illness continues to hinder individuals from seeking the help they need. We have received industry reports and feedback that many patients that struggle with mood disorders have the stigma of embarrassment associated with psychiatrists and psychotherapy (e.g., counselling with a therapist). Additional stigmas and other issues are associated with the side effects and dependance of medication prescribed by psychiatrists.

To address the embarrassment stigma, we are developing a new virtual clinic that will allow the physician to diagnose a mental health issue in the privacy of a tele-psychiatry virtual platform. After diagnosis, the physician can prescribe the Nexalin Gen-3 HALO headset to the patient for treatment. Next, the HALO device will be shipped to the patient’s home. After the patient receives the device, they will pair the headset device with an app in the patient’s smart phone. The app will communicate with the Nexalin cloud servers to authorize the device for treatment according to the protocol designed by the physician. The physician will monitor treatment compliance and other health related issues in a private physician dashboard that connects through the Nexalin app and cloud servers. We believe that to preserve product safety and integrity for home use, the headset device will require physician oversight that will include a prescription for use with a monthly authorization provided by the physician after a monthly virtual visit. All appointments will be in a virtual setting to provide privacy and convenience for the physician and patient. The Nexalin virtual clinic will be provided in a proprietary virtual platform currently in the design stage.

Our original China Gen-2 15 milliamp device was approved in China by the China National Medical Products Administration (the "NMPA”) for the treatment of insomnia and depression in China. This device and all other clinical devices will include single use electrodes for long term revenue streams. The USA Gen-2 SYNC device bears a fresh and modern appearance that meets the technology standards of the digital tech world of 2025. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased and leased devices to the new symmetric15-milliamp waveform. Our Gen-2 SYNC device will be equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. This ensures a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes.

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

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexilin’s Gen-2 SYNC device in China and other countries in the region. The Joint Venture is registered in Hong Kong.

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. The Joint Venture conducts research, development and clinical studies of our devices, which supplements similar activities being conducted by Nexalin in the United States. The Joint Venture is responsible for funding all clinical trial and development costs incurred in China. We share associated economic responsibility for these expenses under the terms of the Joint Venture Agreement. The Joint Venture may provide clinical safety and efficacy data to support study designs of trials conducted in the U.S. This data will serve as an important regulatory precursor towards the advancement of our efforts in securing 510(k) and/or De Novo clearance from the FDA for our devices.

As of the date of this Quarterly Report on Form 10-Q, we have no employees or an office in China and none of our operations are conducted in China. The Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

The Joint Venture is controlled by a Board of Directors in which Wider has sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”) and ASC 810 - Consolidations (“ASC 810”), the Company recognized $(1,048) and $5,783 for the three months ended March 31, 2025 and 2024 of equity method investment income (loss) from the Joint Venture on a one-quarter reporting lag, on the condensed consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of March 31, 2025 and December 31, 2024 the Company had an Equity Method Investment of $0 and $864, respectively, recorded on the condensed consolidated balance sheets. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

NOTE 2 — LIQUIDITY

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2025, the Company had a significant accumulated deficit of approximately $86.7 million. For the three months ended March 31, 2025, the Company had a loss from operations of approximately $2.0 million and negative cash flows from operations of approximately $1.4 million. While the Company had a working capital surplus as of March 31, 2025 of approximately $2.0 million, the Company’s operating activities consume most of its cash resources.

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

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. However, based primarily on the completion of the public offering referred to in Note 10 hereof on May 6, 2025, Management believes we have sufficient cash and short term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of the financial statements, although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, or that we will have sufficient liquidity. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the SEC. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin and its wholly owned subsidiary Neuro-Health. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, which may cause the Company’s future results to be affected.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended March 31,
	2025	2024
Device sales	$-	$55,500
Licensing fee	17,313	21,558
Equipment	19,812	1,513
Other	3,890	100
Total	$41,015	$78,671

Major Geographic Locations

	Three Months Ended March 31,
	2025	2024
U.S. sales	$20,443	$23,171
International sales	20,572	55,500
Total	$41,015	$78,671

Contract Modifications

There were no contract modifications during the three months ended March 31, 2025 and 2024. Contract modifications are not routine in the performance of the Company’s contracts.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income, net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at March 31, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the three months ended March 31, 2025 and 2024 the Company did not write off accounts receivable. The Company did not record an allowance for credit loss on March 31, 2025 and December 31, 2024, respectively.

Inventory

Inventory consists of finished goods and components stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items. At March 31, 2025 and 2024, the Company did not write down inventory.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $4,786 and $2,662 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at March 31, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2025
Patents	$236,322	$(16,628)	$219,694
Trademarks	67,106	(7,280)	59,826
Total March 31, 2025	$303,428	$(23,908)	$279,520

December 31, 2024
Patents	$215,782	$(13,519)	$202,263
Trademarks	64,067	(5,603)	58,464
Total December 31, 2024	$279,849	$(19,122)	$260,727

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At March 31, 2025 and December 31, 2024, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at March 31, 2025 and December 31, 2024.

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
March 31, 2025
Short-term investments	$1,428,733	$317	$1,429,050

December 31, 2024
Short-term investments	$2,905,951	$(513)	$2,905,438

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of March 31, 2025 and December 31, 2024.

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2025
U.S. Treasury Bill	$1,171,123	$1,171,123	$-	$-
Mutual Funds	257,927	257,927	-	-
Total March 31, 2025	$1,429,050	$1,429,050	$-	$-

December 31, 2024
U.S. Treasury Bill	$2,650,225	$2,650,225	$-	$-
Mutual Funds	255,213	255,213	-	-
Total December 31, 2024	$2,905,438	$2,905,438	$-	$-

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement for the three months ended March 31, 2025 and 2024.

Net Loss per Common Share

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended March 31,
	2025	2024
Warrants	2,662,250	2,662,250
Stock options	3,071,635	2,281,879
Total	5,733,885	4,944,129

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

Research and Development

Research and development costs are charged to operations as incurred. For the three months ended March 31, 2025 and 2024, the Company recorded $406,288 and $105,668 respectively on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In August of 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company adopted this update and will apply during the formation of future joint ventures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 9 for the disclosures related to our single operating segment.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	March 31, 2025	December 31, 2024
Accrued – other	$64,012	$61,415
Accrued settlement liabilities	89,330	89,330
Accrued bonuses	240,000	240,000
	$393,342	$390,745

NOTE 5 — NON-CONSOLIDATED JOINT VENTURE AND RELATED PARTY TRANSACTIONS

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

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a onetime stock grant and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination of the consulting agreement. The company recorded $50,000 and $0 for the three months ended March 31, 2025 and 2024, respectively, of stock compensation related to the stock grant on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company recorded consulting expenses related to the consulting agreement of $50,001 and $30,000 for the three months ended March 31, 2025 and 2024, respectively, on the Company's unaudited condensed consolidated statements of operations and comprehensive loss.

In 2024 Leonard Osser was issued 200,000 shares of Company stock as compensation for his 2024 services on the Advisory Board. The Company recorded $20,000 of stock compensation expense for each of the three months ended March 31, 2025 and 2024 respectively.

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

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the three months ended March 31, 2025 and 2024 were $14,050 and $13,500. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, the Company pays and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended March 31, 2025, the Company issued 24,406 shares of its restricted common stock to a consultant to the Company.

The Company did not issue any shares of common stock during the three months ended March 31, 2024.

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

On July 1, 2023, the Company entered into amended employment agreements with the three executives. In addition to the cash compensation included in their employment contracts, the three executives were granted one-time bonus stock options (that were immediately vested) and performance-based stock options that would be triggered based on certain performance criteria being achieved. The amount expensed during the three months ended March 31, 2025 and 2024 in the unaudited condensed consolidated statements of operations and comprehensive loss was $208,012 and $40,060 respectively.

Certain employees and certain members of the Board of Directors were issued options to purchase an aggregate of 581,250 shares of common stock. The options vested immediately upon grant. The amount expensed during the three months ended March 31, 2025 and 2024 in the unaudited condensed consolidated statements of operations and comprehensive loss was $0 for each period.

The following table presents a summary of stock option award activity during the three months ended March 31, 2025:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2024	3,071,635	$1.02	7.26
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding March 31, 2025	3,071,635	$1.02	7.01

The following table provides additional information about stock options that are outstanding and exercisable at March 31, 2025:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,214,765	$8.25	1,152,125
0.94	581,250	3.75	581,250
0.66	90,620	3.92	-
2.95	185,000	4.75	125,000
	3,071,635	$7.01	1,858,375

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following table discloses the assumptions utilized for stock options awarded during each period as follows:

	March 31, 2025	December 31, 2024
Volatility	-%	103.8-129.2%
Expected dividends	$-	$-
Risk-free interest rate	-%	3.66-4.45%
Expected term (years)	-	5-10

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2024	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding March 31, 2025	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at March 31, 2025:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,662,250	0.5	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contended that she was employed by defendants, including Nexalin, and had not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contended that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. Plaintiff sought both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. A mediation was held on March 5, 2025. As a result of such mediation on May 12, 2025, all parties to the action have entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”), pursuant to which (i) the defendants (including the Company) have agreed to pay a confidential settlement amount to the plaintiff, and (ii) the plaintiff has provided a full release to the Company and its officers, shareholders, joint venturers, partners, equity partners, owners, directors, trustees, and current and former employees of any and all claims. Such settlement also includes a mutual release of any and all claims among the Company and the other defendants. The Company expects the settlement Agreement to be paid and the case dismissed, with prejudice, in the next two months. The amount to be paid by the Company pursuant to the Settlement Agreement will not have a material effect on the unaudited condensed consolidated financial statements or on the Company’s business and operations.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We are in negotiations with the EDD and have presented a settlement offer. The Company accrued $40,000 and $40,000 on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. The Company believes it has adequately accrued for this matter.

NOTE 8 — CONCENTRATION OF CREDIT RISK

Revenues

One customer accounted for 71% of revenues for the three months ended March 31, 2024.

Two customers accounted for 50% of revenues for the three months ended March 31, 2025.

Customer A	37%
Customer B	13%

Accounts Receivable

Three customers accounted for 90% of the accounts receivable as of March 31, 2025, as set forth below:

Customer A	53%
Customer B – related party	24%
Customer C	13%

Three customers accounted for 88% of accounts receivable at December 31, 2024.

Customer A	50%
Customer B – related party	23%
Customer C	15%

NOTE 9 — SEGMENT INFORMATION

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three Months Ended March 31,
	2025	2024
Total revenues	$41,015	$78,671
Less:
Cost of revenues (excluding amortization and depreciation)	13,558	9,156
Research and development expense (excluding share-based compensation expense):
Clinical trials	79,402	1,238
Halo Project	298,037	103,477
Desktop project	23,713	-
Other research and development	5,136	953
General and administrative expense (excluding stock based compensation and amortization expense)	622,948	645,719
Amortization	4,786	2,662
Stock-based compensation	636,844	161,349
Professional fees	367,816	227,829
Interest income, net	(1,103)	(304)
Equity in net (income) loss from equity method investees	1,048	(5,783)
Other income	(22,833)	(26,468)
Segment net loss	(1,988,337)	(1,041,157)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(1,988,337)	$(1,041,157)

NOTE 10 — SUBSEQUENT EVENTS

Management evaluated subsequent events and transactions that occurred after the balance sheet date, up to the date that the unaudited condensed consolidated financial statements were issued. On April 23, 2025, the Company filed a “shelf” registration statement on Form S-3 (the “Registration Statement”) with the SEC, relating to an offering of up to $50,000,000 of our common stock from time to time in one or more offerings (File No. 333-286711) The Registration Statement was declared effective by the SEC on April 29, 2025.

On May 6, 2025, pursuant to the Registration Statement and a prospectus supplement and prospectus which are a part thereof, the Company consummated a public offering of 3,850,000 shares of the Company’s common stock, $0.001 par value per share, resulting in aggregate gross proceeds of approximately $5,005,000, before deducting underwriting discounts and commissions and other offering expenses.

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

Overview

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as "Generation 1” or "Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the FDA as a Class II device.

Medical professionals in the United States have utilized the Gen-1 device to administer treatment to patients in clinical settings. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, three prevalent and serious diseases, because of the FDA’s December 2019 reclassification of CES devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia. We are required to file a new application under Section 510(k) of the Federal Food, Drug and Cosmetic Act ("510(k) Application”) to be approved by the FDA for the sales and marketing of our devices for the treatment of anxiety and insomnia. In the FDA’s December 2019 reclassification ruling, the treatment of depression with our device will require a Class III certification and require a new PMA (premarket approval) and/or a new De Novo application to demonstrate safety and effectiveness.

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

Beginning in 2019, Nexalin engineers began the testing and design of a new advanced 15 milliamp waveform that became the basis of our new “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” medical devices. Today the Gen-2 is branded under a new trademark name known as “SYNC”, the Gen-3 is branded under a new trademark name known as “HALO”. The Gen-2 SYNC and Gen-3 HALO are in the Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct decentralized clinical trials for the Gen-2 SYNC and Gen-3 HALO devices in the U.S. and we will continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-2 SYNC and/or the Gen-3 HALO device, we will begin the commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

Nexalin’s new advanced waveform technology will be emitted at 15 milliamps through our new and improved medical devices referred to as Gen-2 SYNC and Gen-3 HALO. The new Gen-2 SYNC is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. The Gen-3 HALO is a new patient headset that we intend to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp SYNC and HALO devices can penetrate deeper into the brain and stimulate deep brain structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team has made a strategic decision to develop strategies for pilot trials and/or pivotal trials in various mental health disease states. In addition, a new PMA application in the United States will be in development for the treatment of depression utilizing both Gen-2 SYNC and Gen-3 HALO. We plan to develop a strategic schedule to execute additional pilot trials and/or pivotal trials for the new Gen-3 HALO device for anxiety and insomnia in the United States, Brazil and China beginning in the third or fourth quarter of 2025. Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

In part due to increasing incidence attributed to the devastating impacts of the COVID-19 pandemic, mental health and cognitive disorders are widespread across the globe and cause substantial health, social and economic losses, and hardships. Our focus is on the continued development of our innovative bioelectronic medical technologies and rapid regulatory approval. We intend to help reverse these losses, and hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

All our products are non-invasive, safe and undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary and protected design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform - particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, our new advanced waveform is undetectable which allows the increased power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive frequency based waveform that provides a comfortable treatment that is undetectable to the patient and is more powerful than other stimulation devices on the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices are solely within the authority of the FDA.

Currently, the waveform that comprises the basis of Gen-2 SYNC clinical and HALO headset devices has been tested in research settings to develop safety data that has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States and around the world. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA.

Strategic plans are in development to use the data from these clinical trials to support an application for the CE-mark of our SYNC clinical and HALO headset devices in the European Union.

The global rise in mental health and cognitive disorders is causing widespread suffering and hardship. These conditions have far-reaching consequences for individuals, families, and communities. Our focus is on the continued development of our innovative bioelectronic medical technologies and regulatory approval. Our intention is to help reverse these losses, and the hardships of these losses, by safely and effectively treating various mental health disorders associated with post Covid and long Covid mental disease states.

Beyond the well-known safety, efficacy, and side-effect concerns surrounding conventional mental health treatments such as Electro-Convulsive Therapy (ECT), drugs, and psychotherapy, the stigma associated with mental illness continues to hinder individuals from seeking the help they need. We have received industry reports and feedback that many patients that struggle with mood disorders have the stigma of embarrassment associated with psychiatrists and psychotherapy (e.g., counselling with a therapist). Additional stigmas and other issues are associated with the side effects and dependance of medication prescribed by psychiatrists.

To address the embarrassment stigma, we are developing a new virtual clinic that will allow the physician to diagnose a mental health issue in the privacy of a tele-psychiatry virtual platform. After diagnosis, the physician can prescribe the Nexalin Gen-3 HALO headset to the patient for treatment. Next, the HALO device will be shipped to the patient’s home. After the patient receives the device, they will pair the headset device with an app in the patient’s smart phone. The app will communicate with the Nexalin cloud servers to authorize the device for treatment according to the protocol designed by the physician. The physician will monitor treatment compliance and other health related issues in a private physician dashboard that connects through the Nexalin app and cloud servers. We believe that to preserve product safety and integrity for home use, the headset device will require physician oversight that will include a prescription for use with a monthly authorization provided by the physician after a monthly virtual visit. All appointments will be in a virtual setting to provide privacy and convenience for the physician and patient. The Nexalin virtual clinic will be provided in a proprietary virtual platform currently in the design stage.

Our original China Gen-2 15 milliamp device was approved in China by the China National Medical Products Administration (the "NMPA”) for the treatment of insomnia and depression in China. This device and all other clinical devices will include single use electrodes for long term revenue streams. The USA Gen-2 SYNC device bears a fresh and modern appearance that meets the technology standards of the digital tech world of 2025. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased and leased devices to the new symmetric15-milliamp waveform. Our Gen-2 SYNC device will be equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. This ensures a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Our financial results for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	2025	2024	Change	Change(1)
			$	%
Revenues, net	$41,015	$78,671	$(37,656)	(48%)
Cost of revenues	13,558	9,156	4,402	48%
Gross profit	27,457	69,515	(42,058)	(61%)

Operating expenses:
Professional fees	367,816	227,829	139,987	61%
Salaries and benefits	335,358	326,417	8,941	3%
Selling, general and administrative	929,220	483,313	445,907	92%
Research and development	406,288	105,668	300,620	284%
Total operating expenses	2,038,682	1,143,227	895,455	78%
Loss from operations	(2,011,225)	(1,073,712)	(937,513)	87%

Other income, net:
Interest income, net	1,103	304	799	263%
Gain on sale of short-term investments	20,119	24,946	(4,827)	(19%)
Other income	2,714	1,522	1,192	78%
Total other income, net	23,936	26,772	(2,836)	(11%)
Loss before provision for income taxes	$(1,987,289)	$(1,046,940)	$(940,349)	90%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings (loss) of affiliate	(1,987,289)	(1,046,940)	(940,349)	90%
Equity in net earnings (loss) of affiliate	(1,048)	5,783	(6,831)	(118%)
Net loss	$(1,988,337)	$(1,041,157)	$(947,180)	91%

Other comprehensive income:
Unrealized gain from short-term investments	830	160	670	419%
Comprehensive loss	$(1,987,507)	$(1,040,997)	$(946,510)	91%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended March 31, 2025 and 2024, we generated $41,015 and $78,671 respectively, of revenue. Our revenues is primarily from the sale supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month the customer performs. In addition, we derived revenue from equipment by selling electrodes and patient cables to customers for use with our device. For the three months ended March 31, 2024 we also derived revenue from the sale of devices. The decrease in revenue for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the sale of devices to a new overseas customer.

Cost of Revenues and Gross Profit

For the three months ended March 31, 2025 and 2024, cost of revenues was $13,558 and $9,156, respectively, yielding a gross profit of $27,457 and $69,515, respectively, or 67% and 88%, respectively. Such decrease in gross margin was due to the change in our sources of revenue. Our revenue for the quarter ended March 31, 2025 was primarily from the sale of electrodes and patient cables which have a lower gross margin than devices.

Operating Expenses

Total operating expenses for the three months ended March 31, 2025 and 2024 were $2,038,682 and $1,143,227, respectively. The increase in selling, general and administrative expenses was due primarily to an increase in professional fees of approximately $140,000, an increase in consulting of approximately $29,000, an increase in research and development costs of approximately $301,000 and an increase in stock compensation of approximately $475,000. The increase in professional fees is primarily related to costs associated with investor relations. The increase in consulting is primarily due to retaining new consultants to assist with marketing and investor relations. The increases in research and development costs are attributable to the development of our Gen-2 and Gen-3 devices. The increase in stock compensation is primarily related to compensating consultants with stock. These amounts were offset by a decrease in insurance of approximately $16,000 resulting from a decrease in premiums.

Other Income

Other income for the three months ended March 31, 2025 and 2024 was $23,936 and $26,772, respectively, consisting of interest and dividend income and gain on the sale of short-term investments.

Cash Flows

The following table summarizes our consolidated cash flows for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(1,426,214)	$(763,289)
Net cash provided by investing activities	$1,473,758	$729,314
Net cash provided by (used in) financing activities	$-	$-

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,426,214 for the three months ended March 31, 2025, as compared to $763,289 for the respective period in 2024, primarily due to the net loss of $1,988,337, as well as a combined decreases in prepaid assets and accrued expenses of $231,708 offset by increases in stock compensation of $475,495 and in accounts payable of $33,469.

Net Cash Provided By Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $1,473,758 which was due to short-term investment sales of $6,496,000 offset by purchases of $4,998,663 of short-term investments, the purchase of patents of $20,540 and the purchase of trademarks of $3,039. Net cash provided by investing activities during the three months ended March 31, 2024 was $729,314 and was due to short-term investment sales of $6,235,053 offset by purchases of $5,439,431of short-term investments, the purchase of patents of $47,593 and the purchase of trademarks of $18,715.

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had a significant accumulated deficit of $86.7 million. For the three months ended March 31, 2025, the Company had a loss from operations of $2.0 million and negative cash flows from operations of $1.4 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2025, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity. As of March 31, 2025, the Company had cash and cash equivalents on hand of approximately $622,000.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Management has evaluated the significance of the conditions as of March 31, 2025 and the impact of the completion of the public offering referred to in Note 10 hereof, and believes that we will have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements, although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, or that we will have sufficient liquidity. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 3, “Summary of Significant Accounting Policies and New Accounting Standards” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s unaudited condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2024 Form 10-K.

Recent Accounting Pronouncements

In August of 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company adopted this update and will apply during the formation of future joint ventures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 31, 2024, on a retrospective basis. Refer to Note 9 for the disclosures related to our single operating segment.

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

Continued Nasdaq Listing

Our shares of our common stock are listed on the Capital Market tier of the Nasdaq Stock Market, or Nasdaq, under the symbol "NXL.” Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization, minimum stockholders’ equity and other requirements. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Rule (as discussed below) and those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

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

Minimum Stockholder Equity Requirement

Under the Nasdaq listing rules, we are also required to maintain stockholders’ equity of at least $2,500,000 (the "Minimum Stockholder Equity Rule”). In our Form 10-Q for the period ending March 31, 2024, we reported stockholders’ equity of $2,326,987. On May 16, 2024, we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that its stockholders’ equity as reported in such Quarterly Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market.

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

As of March 31, 2025, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at March 31, 2025, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

There have been no material changes from the risk factors previously disclosed in such filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits.

1.1(2)	Underwriting Agreement dated as of September 15, 2022 between the Company and Maxim Group LLC
1.2(11)	Equity Distribution Agreement between the Company and Maxim Group LLC
1.3(12)	Underwriting Agreement dated May 4, 2025 between the Company and Maxim Group LLC
3.1(1)	Certificate of Incorporation, as amended and as currently in effect.
3.2(1)	Amended and Restated Bylaws
4.1(1)	Form of Specimen stock certificate evidencing shares of common stock
4.2(3)	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3(3)	Form of Warrant Certificate (filed as part of Exhibit 4.2)
10.1(5)	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2(5)	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3(5)	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4(1)	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5(1)	Advisor Agreement with Leonard Osser dated as of December 22,2021
10.6(1)	Advisor Agreement with Tucker Anderson dated as of December 24, 2021
10.7(1)	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021
10.8(1)	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9(1)	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10(5)	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11(1)	Form of Lock-Up Agreement.
10.12(1)	Consulting Agreement dated as of May 9, 2018 between the Company and US Asian Consulting Group, LLC, as amended on January 2, 1019 and March 4, 2021
10.13(4)	Amended and Restated Promissory Note in favor Mark White dated as of January 1, 2023
10.14(1)	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15(6)	Form of Lock-Up Agreement
10.16(6)	Form of Securities Purchase Agreement
10.17(7)	Placement Agency Agreement
10.18(8)	Letter Agreement between the Company and Carolyn Shelton
10.19(9)	Supplier Quality Agreement dated as of December 20, 2024 between the Company and Velentium
19.1(10)	Nexalin Technology, Inc. Insider Trading Policy
31.1(13)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(13)	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1(10)	Nexalin Technology, Inc. Compensation Recoupment Policy
99.1(1)	Code of Ethics
99.2(1)	Audit Committee Charter
99.3(1)	Compensation Committee Charter
99.4(1)	Nominating and Corporate Governance Committee Charter

(1)	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
(2)	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022.
(3)	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
(4)	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
(5)	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023.
(6)	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684).
(7)	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024.
(8)	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 19, 2024.
(9)	Previously filed as an exhibit to Form S-1/A as filed with the SEC on January 30, 2025 (SEC File Number 333-283960).
(10)	Previously filed as an exhibit to Form 10-K/A as filed with the SEC on April 15, 2025.
(11)	Filed as an exhibit to Form S-3 as declared effective by the SEC on April 29, 2025 (SEC File No. 333-286711).
(12)	Previously filed as an exhibit to Form 8-K as filed with the SEC on May 6, 2025.
(13)	Filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of May, 2025.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer
Principal Financial Officer