Form 10-Q
period 2025-06-30
Nexalin Technology, Inc.
filed 2025-08-06
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 5, 2025, there were 17,417,929 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended June 30, 2025

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$431,320	$574,485
Short-term investments	5,361,465	2,905,438
Accounts receivable (Includes related party of $0 and $3,007, respectively)	59,841	13,043
Inventory	172,974	174,578
Prepaid expenses and other current assets	243,511	293,597
Total Current Assets	6,269,111	3,961,141
Intangible assets, net	294,871	260,727
Other assets	-	864
Total Assets	$6,563,982	$4,222,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (Includes related party of $7,770 and $0, respectively)	$240,580	$155,949
Accrued expenses (Includes related party of $228,000 and $240,000, respectively)	360,004	390,745
Total Current Liabilities	600,584	546,694
Total Liabilities	600,584	546,694

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,417,929 and 13,303,523 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	17,418	13,304
Accumulated other comprehensive gain (loss)	830	(513)
Additional paid in capital	94,159,705	88,308,478
Accumulated deficit	(88,214,555)	(84,645,231)
Total Stockholders’ Equity	5,963,398	3,676,038
Total Liabilities and Stockholders’ Equity	$6,563,982	$4,222,732

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net (Includes related party of $8,275 and $500 for the three months ended and $11,859 and $800 for the six months ended, respectively)	$70,588	$26,840	$111,603	$105,511
Cost of revenues	22,838	7,247	36,396	16,403
Gross profit	47,750	19,593	75,207	89,108

Operating expenses:
Professional fees	178,597	240,967	546,413	468,796
Salaries and benefits	370,401	307,480	705,759	633,897
Selling, general and administrative	893,836	598,757	1,823,056	1,082,071
Research and development	225,774	169,410	632,062	275,077
Total operating expenses	1,668,608	1,316,614	3,707,290	2,459,841
Loss from operations	(1,620,858)	(1,297,021)	(3,632,083)	(2,370,733)

Other income, net:
Interest income, net	4,690	66	5,793	370
Gain on sale of short-term investments	32,438	11,719	52,557	36,665
Other income	2,743	2,034	5,457	3,556
Total other income, net	39,871	13,819	63,807	40,591
Loss before provision for income taxes	(1,580,987)	(1,283,202)	(3,568,276)	(2,330,142)

Provision for income taxes	-	-	-	-

Loss before equity in net earnings (loss) of affiliate	(1,580,987)	(1,283,202)	(3,568,276)	(2,330,142)
Equity in net earnings (loss) of affiliate	-	(1,291)	(1,048)	4,492
Net loss	(1,580,987)	(1,284,493)	(3,569,324)	(2,325,650)

Other comprehensive income:
Unrealized gain from short-term investments	513	245	1,343	405
Comprehensive loss	$(1,580,474)	$(1,284,248)	$(3,567,981)	$(2,325,245)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.10)	$(0.17)	$(0.25)	$(0.31)

Weighted Average Shares Outstanding - Basic and Diluted	15,718,149	7,497,551	14,526,149	7,467,225

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive gain	-	-	160	-	-	160
Stock compensation	-	-	-	161,349	-	161,349
Net loss	-	-	-	-	(1,041,157)	(1,041,157)
Balance as of March 31, 2024	7,436,562	$7,437	$(245)	$80,399,001	$(78,079,206)	$2,326,987
Other comprehensive gain	-	-	245	-	-	245
Stock compensation	-	-	-	308,283	-	308,283
Shared issued	150,000	150	-	(150)	-	-
Net loss	-	-	-	-	(1,284,493)	(1,284,493)
Balance as of June 30, 2024	7,586,562	$7,587	$-	$80,707,134	$(79,363,699)	$1,351,022

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2025	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038
Other comprehensive gain	-	-	830	-	-	830
Stock compensation	24,406	24	-	636,820	-	636,844
Net loss	-	-	-	-	(1,988,337)	(1,988,337)
Balance as of March 31, 2025	13,327,929	$13,328	$317	$88,945,298	$(86,633,568)	$2,325,375
Other comprehensive gain	-	-	513	-	-	513
Stock compensation	-	-	-	572,100	-	572,100
Shares issued as part of offering	4,090,000	4,090	-	4,642,307	-	4,646,397
Net loss	-	-	-	-	(1,580,987)	(1,580,987)
Balance as of June 30, 2025	17,417,929	$17,418	$830	$94,159,705	$(88,214,555)	$5,963,398

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,569,324)	$(2,325,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	1,208,944	469,632
Amortization	9,912	6,454
Non-cash lease expense	-	496
Gain on sale of short-term investments	(52,557)	(36,665)
(Loss) / Return on investment in Joint Venture	864	(4,492)
Changes in operating assets and liabilities:
Accounts receivable	(49,805)	(418)
Accounts receivable - related party	3,007	(1,933)
Prepaid assets	50,086	139,184
Inventory	1,604	11,279
Other assets	-	(54,414)
Accounts payable - related party	7,770	-
Accounts payable	76,861	(72,396)
Accrued expenses	(18,741)	(136,318)
Accrued expenses - related party	(12,000)	-
Lease liability	-	(4,463)
Net cash used in operating activities	(2,343,379)	(2,009,704)

Cash flows from investing activities:
Sale of short-term investments	17,701,000	9,169,596
Purchase of short-term investments	(20,103,127)	(6,764,323)
Purchase of patents	(35,215)	(80,120)
Purchase of trademarks	(8,841)	(46,883)
Net cash provided by (used in) investing activities	(2,446,183)	2,278,270

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	4,646,397	-
Net cash provided by financing activities	4,646,397	-

Net increase (decrease) in cash and cash equivalents	(143,165)	268,566
Cash and cash equivalents - beginning of period	574,485	580,230
Cash and cash equivalents - end of period	$431,320	$848,796

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$1,343	$405

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

On September 6, 2019, Neuro-Health International, Inc. (“Neuro-Health”), a Nevada corporation, a wholly owned subsidiary of NV Nexalin, was formed. Neuro-Health had no activity since formation.

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

Our shares and warrants began and continues to be traded on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”) on September 16, 2022, under the symbols “NXL” and “NXLIW”, respectively.

Throughout this report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

Gen-1:

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device for anxiety and insomnia and Class III for depression.

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

Gen-2 SYNC and Gen-3 HALO:

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

We plan to conduct decentralized clinical trials for the Gen-2 Sync and Gen-3 Halo device in the U.S. and we will continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-2 SYNC and/or the Gen-3 HALO devices, we will begin the commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

All determinations of the safety and efficacy of our devices in the United States are solely within the purview of the FDA.

Nexalin’s new advanced waveform technology will be emitted at 15 milliamps through our new and improved medical devices referred to as Gen-2 SYNC and Gen-3 HALO. The new Gen-2 SYNC is a clinical use device with a modern enclosure to emit the new 15 milliamp advanced waveform. The Gen-3 HALO is a new patient headset we intend to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp SYNC and HALO devices can penetrate deeper into the brain and stimulate deep brain structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team is developing strategies for pilot trials and/or pivotal trials for various mental health disease states. In addition, a new PMA application in the United States will be in development for the treatment of depression utilizing both Gen-2 SYNC and Gen-3 HALO. We plan to execute additional pilot trials and/or pivotal trials for the new Gen-3 HALO device for anxiety and insomnia in the United States, Brazil and China throughout 2025. Preliminary data provided by The University of California, San Diego (“UCSD”) and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to review by the FDA.

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

Joint Venture:

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture established to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region.

The joint venture entity formed under the laws of Hong Kong, Nexalin Neurohealth Company Limited (“Joint Venture”), with Wider Come Limited (“Wider”). We own 48% of the equity of the Joint Venture entity, and Wider owns 52% of such equity.

Significant aspects of our ongoing clinical trials programs are conducted in Asia, with Wider. In September of 2021, the China National Medical Products Administration (the “NMPA”), the equivalent of the FDA, approved the Gen-2 device for marketing and sale in China for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed Wider to market and sell the Gen-2 device in China for the treatment of insomnia and depression.

As of the date of this Report, (i) we have no employees or offices in China and none of our operations are conducted in China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. The Company has not been required to contribute any additional funds subsequent to the initial 12-month period to date.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 Investments - Equity Method and Joint Ventures (“ASC 323”) and ASC 810 - Consolidations (“ASC 810”), the Company recognized $0 and ($1,048) for the three and six months ended June 30, 2025 and ($1,291) and $4,492 for the three and six months ended June 30, 2024, respectively, on the consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of June 30, 2025 and December 31, 2024, the Company had an Equity Method Investment of $0 and $864, respectively, recorded on the unaudited condensed consolidated balance sheets, included in Other Assets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2025, the Company had a significant accumulated deficit of approximately $88.2 million. For the six months ended June 30, 2025, the Company had a loss from operations of approximately $3.6 million and negative cash flows from operations of approximately $2.3 million. While the Company had a working capital surplus as of June 30, 2025, of approximately $5.7 million, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses as it executes its development plans, as well as undertaking other potential strategic and business development initiatives through 2025 and beyond. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Report.

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. These plans require the Company to place reliance on several factors, including favorable market conditions, and to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements are issued. Additionally, management does not believe we have sufficient cash for the next twelve months from the issuance of the financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles in the United States (“GAAP”), for interim financial information and with the instruction for Quarterly Reports on Form 10-Q and Article 8 of Regulations S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the six and three months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any other subsequent interim periods. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 filed on March 14, 2025. The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements included in our previously filed Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin and its wholly owned subsidiary Neuro-Health. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2025 presentation. Specifically, Research and Development is now stated separately on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Revenue Streams

The Company derives revenues from our license agreements by charging a monthly licensing fee for the duration of the agreement. The Company derives revenues from equipment by selling additional individual electrodes to customers for use with the Nexalin Device. We receive revenue from the sale in China and Oman of our Devices to our distributor and from the sale of products relating to the use of those Devices. We derive revenue as a royalty fee from the China-based manufacturer for electrodes ordered in connection with our China sales.

Performance Obligations

Management identified that licensing revenue has one performance obligation. That performance obligation is satisfied if the licensing contract remains valid and is not terminated. The licensing revenue is invoiced monthly and is recognized at a point in time in which the invoice is sent to the customer.

Management identified that the Company’s Equipment and Device revenue has one performance obligation. That performance obligation is satisfied when the Equipment and Devices are shipped. The Company recognizes revenue at a point in time in which the equipment and Devices are shipped to the customer. The Company does not offer a warranty on the equipment or Devices.

Management identified that treatment fee revenue has one performance obligation. The performance obligation is satisfied upon the completion of individual treatments on patients by customers. This revenue is included in “Licensing Fee” below.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Three Months Ended June 30,
	2025	2024
Licensing fee	$10,355	$16,064
Equipment	52,526	10,108
Other	7,707	668
Total	$70,588	$26,840

	Six Months Ended June 30,
	2025	2024
Device sales	$-	$55,500
Licensing fee	27,668	37,621
Equipment	72,338	11,621
Other	11,597	769
Total	$111,603	$105,511

Major Geographic Locations

	Three Months Ended June 30,
	2025	2024
U.S. sales	$11,112	$21,688
International sales	59,476	5,152
Total	$70,588	$26,840

	Six Months Ended June 30,
	2025	2024
U.S. sales	$31,555	$44,858
International sales	80,048	60,653
Total	$111,603	$105,511

Contract Modifications

There were no contract modifications during the six months ended June 30, 2025 and 2024. Contract modifications are not routine in the performance of the Company’s contracts.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income, net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at June 30, 2025 and December 31, 2024, respectively.

Accounts Receivable

Accounts receivables are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. The Company provides an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Payments are generally due within 30 days of invoice. The Company did not record an allowance for credit loss on June 30, 2025 and December 31, 2025, respectively.

Inventory

Inventory consists of finished goods (approximately $105,000) and components (approximately $68,000) stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out basis. The Company reviews the composition of inventory at each reporting period in order to identify obsolete quantities in excess of demand, or otherwise non-saleable items. At June 30, 2025 and 2024, the Company did not write down inventory.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $5,125 and $9,912 and $3,792 and $6,454 for the three and six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at June 30, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2025
Patents	$250,997	$(19,931)	$231,066
Trademarks	72,908	(9,103)	63,805
Total June 30, 2025	$323,905	$(29,034)	$294,871

December 31, 2024
Patents	$215,782	$(13,519)	$202,263
Trademarks	64,067	(5,603)	58,464
Total December 31, 2024	$279,849	$(19,122)	$260,727

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At June 30, 2025 and December 31, 2024, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at June 30, 2025 and December 31, 2024.

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
June 30, 2025
Short-term investments	$5,360,635	$830	$5,361,465

December 31, 2024
Short-term investments	$2,905,951	$(513)	$2,905,438

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of June 30, 2025 and December 31, 2024.

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2025
U.S. Treasury Bill	$5,000,795	$5,000,795	$-	$-
Mutual Funds	360,670	360,670	-	-
Total June 30, 2025	$5,361,465	$5,361,465	$-	$-

December 31, 2024
U.S. Treasury Bill	$2,650,225	$2,650,225	$-	$-
Mutual Funds	255,213	255,213	-	-
Total December 31, 2024	$2,905,438	$2,905,438	$-	$-

Net Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Potentially dilutive securities are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and therefore basic and diluted loss per share are the same for all periods presented. The shares outstanding at the end of the respective periods presented below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2025	2024
Warrants	2,662,250	2,662,250
Options	3,038,078	2,281,879
Shares to be issued	201,136	-
Total	5,901,464	4,944,129

	Six Months Ended June 30,
	2025	2024
Warrants	2,662,250	2,662,250
Options	3,038,078	2,281,879
Shares to be issued	201,136	-
Total	5,901,464	4,944,129

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

Research and Development

Research and development costs are charged to operations as incurred. For the three and six months ended June 30, 2025 and 2024, the Company recorded $225,774 and $632,062 and $169,410 and $275,077, respectively.

Recently Adopted Accounting Pronouncements

In August of 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of ASU 2023-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard was effective for fiscal years beginning after December 15, 2024, and required prospective application with the option to apply it retrospectively. Early adoption was permitted. The Company adopted this standard effective January 1, 2025 and has applied it prospectively. The adoption of this new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncement

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance on its unaudited condensed consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	June 30, 2025	December 31, 2024
Accrued – other	87,674	61,415
Accrued settlement liabilities	44,330	89,330
Accrued bonuses	228,000	240,000
	$360,004	$390,745

NOTE 5 — RELATED PARTY TRANSACTIONS

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering and then subsequently again on July 1, 2024. The two members of U.S. Asian are shareholders in the Company. One of the members, Marilyn Elson is the Company’s Controller.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a onetime stock grant (of 100,000 shares value at $96,000 issued in Q3 of 2024) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination of the consulting agreement. Current shares earned and not issued as of June 30, 2025 are 201,136. The company recorded $44,259 and $94,259 and $0 and $0 for the three and six months ended June 30, 2025 and 2024, respectively, of stock compensation related to the semi-annual stock grants earned and $50,000 and $100,000 and $30,000 and $60,000 for the three and six months ended June 30, 2025 and 2024, respectively, related to the monthly cash portion of the consulting agreement.

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

Under the terms of his employment agreement, Mr. White is entitled to (i) a sign-on/retention bonus consisting of a one-time lump-sum payment of $50,000 and a grant of nonqualified stock options to purchase 1,387,024 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time and performance-based vesting conditions. The 2023 performance-based milestones regarding Mr. White’s incentive compensation were met for 2023, and he was awarded a cash bonus of $120,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2024. The 2024 performance-based milestones regarding Mr. White’s incentive compensation have been met for 2024, and he was awarded a cash bonus of $220,000 and 313,199 nonqualified stock options with a vesting date of July 1, 2025.

Under the terms of his service agreement, Dr. Owens is entitled to (i) a sign-on/retention bonus consisting of a grant of nonqualified stock options to purchase 654,362 shares of the Company’s common stock with an exercise price of $.894 per share subject to certain time and performance-based vesting conditions. The 2023 performance-based milestones regarding Dr. Owen’s incentive compensation were met for 2023, and he was awarded 271,454 nonqualified stock options with a vesting date of July 1, 2024. The 2024 performance-based milestones regarding Dr. Owen’s incentive compensation were met for 2024, and he was awarded 271,454 nonqualified stock options, which vested as of July 1, 2025. Dr. Owens was awarded an additional 125,000 vested nonqualifed stock options with an exercise price of $2.95.

Under the terms of his employment agreement Mr. Nketiah was entitled to nonqualified stock option grants to purchase 100,671 shares of the Company’s common stock with an exercise price of $.894 subject to certain time and performance-based vesting conditions.

In addition to the retention payments, stock awards and nonqualified option grants described above, Messrs. White and Nketiah are receiving cash compensation and each of Messrs. White and Nketiah are eligible for performance-based cash bonuses. The 2023 performance-based milestones regarding Mr. Nketiah’s incentive compensation were met for 2023, and he was awarded a cash bonus of $50,000 and 33,557 nonqualified stock options which vested as of July 1, 2024, which were later forfeited due to his separation.

The reported amounts are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification Topic 718, “Compensation — Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under our 2023 Plan.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have two separate sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under operating leases. Management and supporting staff are hosted at this location. Our lease costs for each of the three and six months ended June 30, 2025 and 2024 were $14,050 and $28,099 and $13,500 and $27,000, respectively. The initial sub-leases expired in January of 2024. The Company has entered into a new one year sublease for 4,000 square feet of office space under an operating lease. Pursuant to the sublease, we pay and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

NOTE 6 — STOCKHOLDERS’ EQUITY

Recent Issuances of Common Stock

During the three months ended March 31, 2025, the Company issued 24,406 shares of its restricted common stock to a consultant to the Company.

On April 23, 2025, the Company filed a “shelf” registration statement on Form S-3 (the “Registration Statement”) which was declared effective by the SEC on April 29, 2025. On May 6, 2025, pursuant to the Registration Statement and a prospectus supplement and prospectus which are a part thereof, the Company consummated a public offering of 3,850,000 shares of the Company’s common stock, $0.001 par value per share, resulting in aggregate gross proceeds of approximately $5,005,000, before deducting underwriting discounts and commissions and other offering expenses.

On June 5, 2025, Maxim Group LLC (the “Representative”) partially exercised its overallotment option, and pursuant to such exercise on June 6, 2025, the Company closed the offering of 240,000 shares of its common stock to the Representative, at a price of $1.30 per share, for aggregate gross proceeds of $312,000, less applicable underwriter discounts.

Options

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023. The Plan provides that the maximum number of shares of Common Stock available for the grant of awards under the Plan shall be 1,500,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan is administered by the Compensation Committee of the Board of Directors, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors. The 2023 Plan has been amended, most recently as of July 15, 2025, to increase the number of shares under the Plan to 9,000,000.

The amount expensed during the three and six months ended June 30, 2025 and 2024 in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options issued under the 2023 Plan was $235,351 and $470,702 and $44,060 and $88,120 respectively.

The following table presents a summary of stock option award activity during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2024	3,071,635	$1.02	7.26
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	(33,557)	0.89	-
Outstanding June 30, 2025	3,038,078	$1.02	6.81

The following table provides additional information about stock options that are outstanding and exercisable at June 30, 2025:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life	Exercisable Number of Options
$0.66	90,620	$3.67	-
0.89	2,181,208	8.00	1,118,568
0.94	581,250	3.50	581,250
2.95	185,000	4.50	125,000
	3,038,078	$6.81	1,824,818

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. No options were issued during 2025.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2024	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding June 30, 2025	2,662,250	$4.15

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at June 30, 2025:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$4.15	2,662,250	0.25	$4.15	2,662,250

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

Sarah Veltz v. Nexalin Technology, Inc. et al.

Plaintiff, Sarah Veltz, filed a lawsuit in this matter on January 20, 2021 in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) (the “Complaint”) naming the Company and others as defendants. In her Complaint, Plaintiff contended that she was employed by defendants, including Nexalin, and had not been paid all wages, including overtime wages and other benefits allegedly due her. Plaintiff also contended that, during her employment, she was subjected to sexual harassment by the Company’s then Chief Executive Officer. The plaintiff sought both compensatory and punitive damages. On March 12, 2021, the Company filed its answer to the Complaint. A mediation was held on March 5, 2025. As a result of such mediation on May 12, 2025, all parties to the action have entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”), pursuant to which (i) the defendants (including the Company) have agreed to pay a confidential settlement amount to the plaintiff, and (ii) the Plaintiff has provided a full release to the Company and its officers, shareholders, joint venturers, partners, equity partners, owners, directors, trustees, and current and former employees of any and all claims. Such settlement also includes a mutual release of any and all claims among the Company and the other defendants. The confidential settlement amount has been paid in May 2025, and the case was dismissed.

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involves issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management has petitioned for reassessment and believes the hired workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 as reflected on its Statement of Account dated November 30, 2023. We plan to further negotiate with the EDD and proceed with a settlement offer. The Company has accrued $40,000 and $40,000 on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. The Company believes it has adequately accrued for this matter as of June 30, 2025.

NOTE 8 — CONCENTRATION OF CREDIT RISK

Revenues

Two customers accounted for 85% of revenues for the three months ended June 30, 2025, as set forth below:

Customer A	73%
Customer B - related party	12%

Six customers accounted for 90% of revenues for the three months ended June 30, 2024, as set forth below:

Customer A	25%
Customer B	15%
Customer C	14%
Customer D	14%
Customer E	11%
Customer F	11%

Three customers accounted for 71% of revenues for the six months ended June 30, 2025, as set forth below:

Customer A	46%
Customer B	14%
Customer C - related party	11%

Two customers accounted for 67% of revenues for the six months ended June 30, 2024, as set forth below:

Customer A	56%
Customer B	11%

Accounts Receivable

Two customers accounted for 99% of the accounts receivable as of June 30, 2025, as set forth below:

Customer A	86%
Customer B	13%

Three customers accounted for 88% of accounts receivable at December 31, 2024.

Customer A	50%
Customer B - related party	23%
Customer C	15%

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three Months Ended June 30,
	2025	2024
Total revenues	$70,588	$26,840
Less:
Cost of revenues (excluding amortization and depreciation)	22,838	7,247
Research and development expense (excluding share-based compensation expense):
Clinical trials	122,176	9,587
Halo Project	90,534	118,299
Desktop project	11,700	41,524
Other research and development	1,364	-
Selling, general and administrative and Salaries and Benefits expense (excluding stock based compensation and amortization expense)	687,012	594,161
Amortization	5,125	3,793
Stock based compensation	572,100	308,283
Professional fees	178,597	240,967
Interest income, net	(4,690)	(66)
Equity in net (income) loss from equity method investees	-	1,291
Other income	(35,181)	(13,753)
Segment net loss	(1,580,987)	(1,284,493)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(1,580,987)	$(1,284,493)

	Six Months Ended June 30,
	2025	2024
Total revenues	$111,603	$105,511
Less:
Cost of revenues (excluding amortization and depreciation)	36,396	16,403
Research and development expense (excluding share-based compensation expense):
Clinical trials	201,578	10,825
Halo Project	388,571	221,776
Desktop project	35,413	41,523
Other research and development	6,500	953
Selling, general and administrative and Salaries and Benefits expense (excluding stock based compensation and amortization expense)	1,309,958	1,239,882
Amortization	9,912	6,454
Stock based compensation	1,208,945	469,632
Professional fees	546,413	468,796
Interest income, net	(5,793)	(370)
Equity in net (income) loss from equity method investees	1,048	(4,492)
Other income	(58,014)	(40,221)
Segment net loss	(3,569,324)	(2,325,650)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(3,569,324)	$(2,325,650)

NOTE 10 — SUBSEQUENT EVENTS

On July 17, 2025, the Company entered into an employment agreement with Justin Van Fleet (the “Employment Agreement”), pursuant to which Mr. Van Fleet agreed to serve as the Chief Financial Officer of the Company, with the first date of employment to commence on August 1, 2025 (the “Commencement Date”). Under the agreement, Mr. Van Fleet will receive an annual base salary of $250,000. He will also receive a onetime grant of (x) 25,000 of unregistered shares of the Common Stock of the Company and (y) a stock option exercisable into 130,435 shares of the Company’s common stock on the grant date, each of the unregistered shares and stock option are subject to the terms of the Company’s 2023 Equity Incentive Plan, as amended. One half of the stock option will vest on the six-month anniversary of the Commencement Date, and the other one half of the option will vest on the one-year anniversary of such date. The Employment Agreement also provides for Mr. Van Fleet to be eligible to receive certain discretionary cash bonus payments.

In July of 2025, the Company entered into a five-year Transition and Consulting Agreement with Marilyn Elson, the Company’s controller, commencing on her voluntary retirement date of September 30, 2025. Consideration of the above agreement will be the issuance of a stock option exercisable into 300,000 shares of unregistered shares of the Company’s common stock on the grant date and are subject to the terms of the Company’s 2023 Equity Incentive Plan, as amended. Fifty (50%) of the option vests immediately, 10% on October 1, 2025, and the remaining 40% on equal increments on each subsequent October 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report and our audited 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. Actual future results may be materially different from what we expect. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with GAAP.

Overview

Gen-1:

We design and develop innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device — referred to as “Generation 1” or “Gen-1” — that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. Our original Gen-1 devices are cranial electrotherapy stimulation (CES) devices that emit a waveform at 4 milliamps during treatment and are presently classified by the U.S. Food and Drug Administration (the “FDA”) as a Class II device for anxiety and insomnia and Class III for depression.

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

Gen-2 SYNC and Gen-3 HALO:

Beginning in 2019, Nexalin engineers began the testing and design of a new 15 milliamp waveform that became the basis of our new “Generation 2” or “Gen-2” and new “Generation 3” or “Gen-3” medical devices. Today the Gen-2 is branded under a new trademark name known as “SYNC”, the Gen-3 is branded under a new trademark name known as “HALO”. The Gen-2 SYNC and Gen-3 HALO are in the Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway.

We plan to conduct clinical trials for the Gen-2 SYNC and Gen-3 HALO devices in the U.S. and we will continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-2 SYNC and/or the Gen-3 HALO device, we will begin the commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

All determinations of the safety and efficacy of our devices in the United States are solely within the purview of the FDA

Nexalin’s new advanced waveform technology will be emitted at 15 milliamps through our new and improved medical devices referred to as Gen-2 SYNC and Gen-3 HALO. The new Gen-2 SYNC is a clinical use device with a modern enclosure emitting the new 15 milliamp advanced waveform. The Gen-3 HALO is a new patient headset that is intended to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 SYNC and Gen-3 HALO devices can penetrate deeper into the brain and stimulate deep brain structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team is developing strategies for pilot trials and/or pivotal trials for various mental health disease states. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 SYNC and Gen-3 HALO. We plan to execute additional pilot trials and/or pivotal trials for the new Gen-3 HALO device for anxiety and insomnia in the United States, Brazil and China throughout 2025.

The University of California, San Diego conducted a clinical study evaluating Nexalin’s Gen-2 SYNC device, which provided positive results in reducing pain in veteran patients with Mild Traumatic Brain Injury (mTBI). Preliminary data provided by The University of California, San Diego and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

Currently, the waveform that comprises the basis of Gen-2 and new Gen-3 headset devices has been tested in research settings to develop safety data that has been submitted for review by the FDA for safety evaluation and eventual marketing in the United States and around the world. Determinations of the safety and efficacy of our devices in the United States are solely within the purview of the FDA.

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

All our products are non-invasive, safe and undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary and protected design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform - particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, our new advanced waveform is undetectable which allows the increased power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive frequency based waveform that provides a comfortable treatment, that is undetectable to the patient and is more powerful than other stimulation device on the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future. Determinations of the safety and efficacy of our devices is solely within the purview of the FDA.

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

Significant aspects of our ongoing clinical trials are conducted in Asia with Wider Come Limited (“Wider”). In September of 2021, the China National Medical Products Administration (the “NMPA”), the equivalent of the FDA, approved the Gen-2 device for marketing and sale in China for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed Wider to market and sell the Gen-2 device in China for the treatment of insomnia and depression.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

Our financial results for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,
	2025	2024	Change	Change(1)
			$	%
Revenues, net	$70,588	$26,840	$43,748	163%
Cost of revenues	22,838	7,247	15,591	215%
Gross profit	47,750	19,593	28,157	144%

Operating expenses:
Professional fees	178,597	240,967	(62,370)	(26)%
Salaries and benefits	370,401	307,480	62,921	20%
Selling, general and administrative	893,836	598,757	295,079	49%
Research and development	225,774	169,410	56,364	33%
Total operating expenses	1,668,608	1,316,614	351,994	27%

Loss from operations	(1,620,858)	(1,297,021)	(323,837)	25%

Other income, net:
Interest income, net	4,690	66	4,624	7006%
Gain on sale of short-term investments	32,438	11,719	20,719	177%
Other income	2,743	2,034	709	35%
Total other income, net	39,871	13,819	26,052	189%
Loss before provision for income taxes	$(1,580,987)	$(1,283,202)	$(297,785)	23%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings (loss) of affiliate	(1,580,987)	(1,283,202)	(297,785)	23%
Equity in net earnings (loss) of affiliate	-	(1,291)	1,291	(100)%
Net loss	$(1,580,987)	$(1,284,493)	$(296,494)	23%

Other comprehensive income:
Unrealized gain from short-term investments	513	245	268	109%
Comprehensive loss	$(1,580,474)	$(1,284,248)	$(296,226)	23%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended June 30, 2025 and 2024, we generated $70,588 and $26,840 respectively, of revenue primarily from the sale of supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month to customers. In addition, we derived revenue from equipment by selling boards, electrodes and patient cables to customers for use with our device. The increase in revenue for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to a large shipment of boards to China during the second quarter of 2025.

Cost of Revenues and Gross Profit

For the three months ended June 30, 2025 and 2024, cost of revenues was $22,838 and $7,247, respectively, yielding a gross profit of $47,750 and $19,593, respectively, or 68% and 73%, respectively. Such decrease in gross profit was a result of the mix of revenue types during each quarter as licensing fees comprised a larger portion of total revenue for the prior period and contributed a higher margin.

Operating Expenses

Total operating expenses for the three months ended June 30, 2025 and 2024 were $1,668,608 and $1,316,614, respectively, resulting in an increase of $351,994. The overall increase was a result of an increase in salaries and benefits of $62,921, selling, general and administrative expenses of $295,079 and research and development costs of $56,364, offset by a decrease in professional fees of $62,370.

The salaries and benefits increase of $62,921 was primarily attributable to additional compensation related to one new employee and normal pay and benefit increases throughout the organization.

Selling, general and administrative cost increase of $295,079 were due to approximately $260,000 of increased stock-based compensation recognized during this three-month period ended compared to the same period in the prior year. Additionally, consulting expenses increased by approximately $50,000 during this period for additional international distribution services.

The research and development cost increase of $56,364 was due to the increased cost of Clinical Trials of approximately $112,000 due to UCSD for the initial costs of trial study, of approximately $50,000 and additional development expenses of approximately $62,000 related to the App. This was offset by a decrease of approximately $30,000 on our Desktop project and approximately $27,000 on the Halo development project due to timing.

Professional fees decreased by $62,370 because of a significant decrease in national ad spending during this three-month period ended compared to the prior year.

Other Income, Net

Other income, net for the three months ended June 30, 2025 and 2024 was $39,871 and $13,819, respectively, consisting of interest and dividend income and gain on the sale of short-term investments. An increase in the gain on sale of short-term investments drove the increase for the period.

Comparison of the six months ended June 30, 2025 and 2024

Our financial results for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Six Months Ended June 30,
	2025	2024	Change	Change(1)
			$	%
Revenues, net	$111,603	$105,511	$6,092	6%
Cost of revenues	36,396	16,403	19,993	122%
Gross profit	75,207	89,108	(13,901)	(16)%

Operating expenses:
Professional fees	546,413	468,796	77,617	17%
Salaries and benefits	705,759	633,897	71,862	11%
Selling, general and administrative	1,823,056	1,082,071	740,985	68%
Research and development	632,062	275,077	356,985	130%
Total operating expenses	3,707,290	2,459,841	1,247,449	51%

Loss from operations	(3,632,083)	(2,370,733)	(1,261,350)	53%

Other income, net:
Interest income, net	5,793	370	5,423	1466%
Gain on sale of short-term investments	52,557	36,665	15,892	43%
Other income	5,457	3,556	1,901	53%
Total other income, net	63,807	40,591	23,216	57%
Loss before provision for income taxes	$(3,568,276)	$(2,330,142)	$(1,238,134)	53%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings (loss) of affiliate	(3,568,276)	(2,330,142)	(1,238,134)	53%
Equity in net earnings (loss) of affiliate	(1,048)	4,492	(5,540)	(123)%
Net loss	$(3,569,324)	$(2,325,650)	$(1,243,674)	53%

Other comprehensive income:
Unrealized gain from short-term investments	1,343	405	938	232%
Comprehensive loss	$(3,567,981)	$(2,325,245)	$(1,242,736)	53%

(1)	Percentages may not foot due to rounding.

Revenues

For the six months ended June 30, 2025 and 2024, we generated $111,603 and $105,511 respectively, of revenue primarily from the sale of devices, supplies and from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month to customers. In addition, we derived revenue from equipment by selling boards, electrodes and patient cables to customers for use with our device. The increase in revenue for the six months ended June 2025 compared to 2024 was primarily due to an increase in equipment sales of approximately $60,000, from a large sale of boards to China during the six months ended June 30, 2025, offset by a decrease in Device sales for the periods due to a large device sale to Oman during 2024.

Cost of Revenues and Gross Profit

For the six months ended June 30, 2025 and 2024, cost of revenues was $36,396 and $16,403, respectively, yielding a gross profit of $75,207 and $89,108, respectively, or 67% and 84%, respectively. Such decrease in gross profit was a result of the mix of revenue types during the six months periods as licensing fees and devices comprised a larger portion of total revenue for the prior period, and drives a higher margin compared to equipment sales.

Operating Expenses

Total operating expenses for the six months ended June 30, 2025 and 2024 were $3,707,290 and $2,459,841, respectively, consisting of increases in salaries and benefits expenses of $71,862, selling, general and administrative expenses of $740,895, research and development expenses of $356,985 and in professional fees expenses of $77,617.

The Salaries and benefits cost increases of $71,862 were primarily attributable to additional compensation related to one new employee and normal pay and benefit increases throughout the organization.

Selling, general and administrative cost increases of $740,985 were due to approximately $740,000 of increased stock-based compensation recognized during this six-month period ended compared to the same period in the prior year.

The research and development cost increases of $356,985 was due to the increased cost of Clinical Trials of approximately $190,000 due to UCSD for the initial costs of trial study, of approximately $114,000 and additional development expenses of approximately $80,000 related to the App. In addition, the Halo development project had increased costs of approximately $166,000 during the period.

The increase in professional fees of $77,617 were primarily due to increases in accounting, legal and other consulting costs primarily attributable to increased services during the period from the capital raise and other registration statement activity.

Other Income, Net

Other income, net for the six months ended June 30, 2025 and 2024 was $63,807 and $40,591, respectively, consisting of interest and dividend income and gain on the sale of short-term investments. An increase in gain on sale of short-term investments drove the increase for the six-month period.

Cash Flows

The following table summarizes our consolidated cash flows for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(2,343,379)	$(2,009,704)
Net cash provided by (used in) investing activities	$(2,446,183)	$2,278,270
Net cash provided by financing activities	$4,646,397	$-

Net Cash Used In Operating Activities

Net cash used in operating activities was $2,343,379 for the six months ended June 30, 2025, as compared to $2,009,704 for the respective period in 2024, an increase of approximately $334,000, which was primarily due to an increase in net loss of approximately $1.2 million, or approximately $512,000 adjusted for non-cash expenses. The remaining change was due to changes in operating assets and liabilities for the respective periods; a decrease in accounts payable of approximately $149,000 and accrued expenses of approximately $106,000, offset by decreases in prepaid assets of approximately $89,000 and accounts receivable of approximately $46,000.

Net Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities during the six months ended June 30, 2025, and 2024 was $(2,466,183) and $2,278,270, respectively, which was due to short-term investment sales of approximately $17.7 million offset by purchases of $20.1 million of short-term investments and the purchase of patents and trademarks of approximately $44,000. Net cash provided by investing activities during the six months ended June 30, 2024, of $2,278,270 was due to short-term investment sales of approximately $9.2 million offset by purchases of $6.8 million of short-term investments and the purchase of patents and trademarks of approximately $127,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 and 2024 was $4,646,397 and $0, respectively, which was due to the sale of common stock.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had a significant accumulated deficit of $88.2 million. For the six months ended June 30, 2025, the Company had a loss from operations of $3.6 million and negative cash flows from operations of $2.3 million. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States and sell devices and equipment overseas. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2025 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity. As of June 30, 2025, the Company had cash and cash equivalents on hand of approximately $431,000 and short-term investments of $5.4 million.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and other overseas ventures and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of June 30, 2025 and have concluded that we will not have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Recently Adopted Accounting Pronouncements

In August of 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The adoption of ASU 2023-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In December of 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard was effective for fiscal years beginning after December 15, 2024, and required prospective application with the option to apply it retrospectively. Early adoption was permitted. The Company adopted this standard effective January 1, 2025 and has applied it prospectively. Adoption of this new standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Future Adoption of New Accounting Pronouncement

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance on its unaudited condensed consolidated financial statements.

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

As of June 30, 2025, based on evaluation of these disclosure controls and procedures, management concluded that our disclosure controls and procedures were not effective. To address our material weakness, we intend to engage an outside firm to advise on our financial reporting processes and intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, subject to budget limitations. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our disclosure controls and procedures were not effective at June 30, 2025, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Except as set forth below, there have been no material changes to the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently announced changes to U.S. trade policy, including recently announced tariffs, could adversely affect our business.

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tarrifs, and the Company cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

If significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories into the United States over recent years. In retaliation for these tarrifs, China has recently placed restrictions on its exports.

Such tariff developments could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, or could result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
1.1(2)	Underwriting Agreement dated as of September 15, 2022 between the Company and Maxim Group LLC
1.2(11)	Equity Distribution Agreement between the Company and Maxim Group LLC
1.3(12)	Underwriting Agreement dated May 4, 2025 between the Company and Maxim Group LLC
3.1(1)	Certificate of Incorporation, as amended and as currently in effect.
3.2(1)	Amended and Restated Bylaws
4.1(1)	Form of Specimen stock certificate evidencing shares of common stock
4.2(3)	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3(3)	Form of Warrant Certificate (filed as part of Exhibit 4.2)
10.1(5)	Joint Venture Agreement between the Company and Wider Come Limited dated as of May 31, 2023.
10.2(5)	Employment Agreement between the Company and Mark White dated as of July 1, 2023.
10.3(5)	Services Agreement between the Company and David Owens, M.D. dated as of July 1, 2023.
10.4(1)	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5(1)	Advisor Agreement with Leonard Osser dated as of December 22,2021
10.6(1)	Advisor Agreement with Tucker Anderson dated as of December 24, 2021
10.7(1)	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021
10.8(1)	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9(1)	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10(5)	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11(1)	Form of Lock-Up Agreement.
10.12(1)	Consulting Agreement dated as of May 9, 2018 between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.13(4)	Amended and Restated Promissory Note in favor Mark White dated as of January 1, 2023
10.14(1)	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15(6)	Form of Lock-Up Agreement
10.16(6)	Form of Securities Purchase Agreement
10.17(7)	Placement Agency Agreement
10.18(8)	Letter Agreement between the Company and Carolyn Shelton
10.19(9)	Supplier Quality Agreement dated as of December 20, 2024 between the Company and Velentium
10.20(14)	Employment Agreement between the Company and Justin Van Fleet dated as of July 21, 2025
19.1(10)	Nexalin Technology, Inc. Insider Trading Policy

31.1(13)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2(13)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(13)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(13)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1(10)	Nexalin Technology, Inc. Compensation Recoupment Policy
99.1(1)	Code of Ethics
99.2(1)	Audit Committee Charter
99.3(1)	Compensation Committee Charter
99.4(1)	Nominating and Corporate Governance Committee Charter

(1)	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
(2)	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022.
(3)	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022.
(4)	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023.
(5)	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023.
(6)	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684).
(7)	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024.
(8)	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 19, 2024.
(9)	Previously filed as an exhibit to Form S-1/A as filed with the SEC on January 30, 2025 (SEC File Number 333-283960).
(10)	Previously filed as an exhibit to Form 10-K/A as filed with the SEC on April 15, 2025.
(11)	Filed as an exhibit to Form S-3 as declared effective by the SEC on April 29, 2025 (SEC File No. 333-286711).
(12)	Previously filed as an exhibit to Form 8-K as filed with the SEC on May 6, 2025.
(13)	Filed as an exhibit to this Form 10-Q.
(14)	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 21, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August, 2025.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer