Form 10-K/A
period 2024-12-31
Nexalin Technology, Inc.
filed 2025-09-23
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of September 22, 2025 there were 17,647,130 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, Part III) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None.

Explanatory Note

Nexalin Technology, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original Filing Date”). The purpose of this Amendment is (i) to correct wording in Management’s Report on Internal Control over Financial Reporting, and (ii) to correct the Exhibits contained in Item 15 of Part IV of the Original Filing to include a previously omitted representation in each of Exhibits 31.1 and 31.2,of each of the Nexalin Technology, Inc. Certifications of the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (together the “Certifications”). Because the Certifications are being corrected and refiled, the financial statements for the fiscal year ended as of December 31, 2024, must be refiled.

Except as described above, no changes have been made to the Original Filing, as amended by Amendment No. 1 to the Original Filing (the “Amendment No. 1”), and this Amendment No. 2 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing, as amended by Amendment No. 1. This Amendment does not reflect events that may have occurred subsequent to the filing dates of the Original Filing or Amendment No. 1. Accordingly, this Amendment should be read in conjunction with the Original Filing, as amended by Amendment No. 1, and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated and corrected certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. These certifications are attached to this Amendment as Exhibits 31.1 and 31.2 under Item 15 of Part IV hereof. Because financial statements are being filed with this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been filed.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our internal control over financial reporting as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our internal control over financial reporting were not effective due to the following material weaknesses:

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

1

In light of the conclusion that our internal control over financial reporting were not effective at December 31, 2024, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this Report. Accordingly, we believe, based on our knowledge that: (i) this Report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report; and (ii) the consolidated financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Report.

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

2

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description of Document
1.1**	Underwriting Agreement dated as of September 15, 2022 between the Registrant and Maxim Group LLC
3.1*	Certificate of Incorporation, as amended and as currently in effect.
3.2*	Amended and Restated Bylaws.
4.1*	Form of Specimen stock certificate evidencing shares of common stock.
4.2***	Warrant Agreement between the Company and Continental Stock Transfer and Trust company as warrant agent dated as of September 16, 2022
4.3***	Form of Warrant Certificate (filed as part of Exhibit 4.2)
5.1*	Opinion of Warshaw Burstein, LLP as to legality of the shares.
10.1*	Potential Joint Venture Agreement between the Company and Wider Come Limited, and Supplement thereto, dated as of September 21, 2018, as supplemented by Supplement Number 1.
10.2*	Employment Agreement between the Company and Mark White dated as of February 15, 2021.
10.3*	Agreement between the Company and David Owens, M.D. dated as of February 15, 2021
10.4*	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020.
10.5*	Advisor Agreement with Leonard Osser dated as of December 22,2021.
10.6*	Advisor Agreement with Tucker Anderson dated as of December 24, 2021.
10.7*	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021.
10.8*	Employment Agreement between the Company and Marilyn Elson dated as of January 11, 2022
10.9*	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC
10.10*	Employment Agreement between the Company and Michael Nketiah dated as of July 1, 2023.
10.11*	Form of Lock-Up Agreement.
10.12*	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021
10.13*	Promissory Note in favor Mark White dated as of November 1, 2021, as amended
10.14*	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited.
10.15******	Form of Lock-Up Agreement
10.16******	Form of Securities Purchase Agreement
10.17 ⸹	Placement Agency Agreement
10.18 ⸹⸹	Letter Agreement between the Company and Carolyn Shelton
10.19 ⸹⸹⸹	Supplier Quality Agreement dated as of December 20, 2024 between the Company and Velentium
23.1†	Consent of Marcum LLP, independent registered public accounting firm.
23.2*	Consent of Warshaw Burstein, LLP (included in Exhibit 5.1).
31.1†	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Code of Ethics
99.2*	Audit Committee Charter
99.3*	Compensation Committee Charter
99.4*	Nominating and Corporate Governance Committee Charter
101.INS †	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH †	Inline XBRL Taxonomy Extension Schema Document
101.CAL †	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE †	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

*	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
**	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 20, 2022.
***	Previously filed as an exhibit to Form 8-K/A as filed with the SEC on September 20, 2022
****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on May 10, 2023
*****	Previously filed as an exhibit to Form 10-Q as filed with the SEC on August 10, 2023
******	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on June 27, 2024 (SEC File Number 333-279684)
⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on July 3, 2024
⸹⸹	Previously filed as an exhibit to Form 8-K as filed with the SEC on September 19, 2024
⸹⸹⸹	Previously filed as an exhibit to Form S-1/A as declared effective by the SEC on February 3, 2025 (SEC File Number 333-283960)
†	Filed as an exhibit to this Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2024

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K, of Nexalin Technology, Inc. to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer
Date:	September 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K, of Nexalin Technology, Inc. has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark White
Mark White
Chief Executive Officer
Date:	September 23, 2025

By:	/s/ Justin Van Fleet
Justin Van Fleet
Chief Financial Officer
Date:	September 23, 2025

By:	/s/ Leslie Bernard
Leslie Bernhard
Director
Date:	September 23, 2025

By:	/s/ Alan Kazden
Alan Kazden
Director
Date:	September 23, 2025

By:	/s/ David Owens, M.D.
David Owens, M.D.
Director
Date:	September 23, 2025

By:	/s/ Ben Hu, M.D.
Ben Hu, M.D.
Director
Date:	September 23, 2025

4

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended December 31,
	2024	2023
Total revenues(b)	$168,721	$110,748
Less:
Cost of revenues	36,593	25,688
Research and development expense (excluding stock-based compensation expense):
Clinical trials	87,492	80,569
HALO Design	534,527	336,870
SYNC project	102,565	-
Other research and development(a)	66,300	4,372
General and administrative expense (excluding share-based compensation expense)	2,553,459	2,367,821
Amortization	15,107	3,751
Stock-based compensation expense	3,560,509	2,413,375
Professional fees	966,815	574,598
Interest (income) expense, net	(3,193)	38,835
Equity in net income from equity method investees	(4,851)	-
Other income	(139,420)	(1,086,422)
Segment net loss	(7,607,182)	(4,648,709)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(7,607,182)	$(4,648,709)

(a)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)	Revenue concentrations are reflected in Note 9