Form 10-Q
period 2025-09-30
Nexalin Technology, Inc.
filed 2025-11-14
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 13, 2025, there were 18,651,939 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

FORM 10-Q

For the Quarter Ended September 30, 2025

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$590,075	$574,485
Short-term investments	3,762,602	2,905,438
Accounts receivable (includes related party of $0 and $3,007, respectively)	7,925	13,043
Inventory	160,225	174,578
Prepaid expenses and other current assets	296,551	293,597
Total Current Assets	4,817,378	3,961,141
Intangible assets, net	308,562	260,727
Other assets	-	864
Total Assets	$5,125,940	$4,222,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable (Includes related party of $2,911 and $0, respectively)	$67,493	$155,949
Accrued expenses (Includes related party of $206,000 and $240,000, respectively)	290,031	390,745
Total Current Liabilities	357,524	546,694
Total Liabilities	357,524	546,694

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 18,189,606 and 13,303,523 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	18,190	13,304
Accumulated other comprehensive loss	(631)	(513)
Additional paid in capital	95,241,723	88,308,478
Accumulated deficit	(90,490,866)	(84,645,231)
Total Stockholders’ Equity	4,768,416	3,676,038
Total Liabilities and Stockholders’ Equity	$5,125,940	$4,222,732

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net (Includes related party of $0 and $400 for the three months ended and $11,859 and $1,200 for the nine months ended, respectively)	$18,149	$36,031	$129,752	$141,542
Cost of revenues	3,948	12,694	40,344	29,097
Gross profit	14,201	23,337	89,408	112,445

Operating expenses:
Professional fees	265,149	262,303	811,562	731,099
Salaries and benefits	448,084	294,175	1,153,843	928,072
Selling, general and administrative	1,420,079	1,796,811	3,243,135	2,878,882
Research and development	226,520	178,565	858,582	453,642
Total operating expenses	2,359,832	2,531,854	6,067,122	4,991,695

Loss from operations	(2,345,631)	(2,508,517)	(5,977,714)	(4,879,250)

Other income, net:
Interest income, net	2,288	1,000	8,081	1,370
Gain on sale of short-term investments	46,774	56,250	99,331	92,915
Other income	20,258	2,851	25,715	6,407
Total other income, net	69,320	60,101	133,127	100,692
Loss before provision for income taxes	(2,276,311)	(2,448,416)	(5,844,587)	(4,778,558)

Provision for income taxes	-	-	-	-

Loss before equity in net earnings of affiliate	(2,276,311)	(2,448,416)	(5,844,587)	(4,778,558)
Equity in net earnings (loss) of affiliate	-	159	(1,048)	4,651

Net loss	(2,276,311)	(2,448,257)	(5,845,635)	(4,773,907)

Other comprehensive income:
Unrealized gain (loss) from short-term investments	(1,461)	(325)	(119)	80
Comprehensive loss	$(2,277,772)	$(2,448,582)	$(5,845,754)	$(4,773,827)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.13)	$(0.23)	$(0.37)	$(0.55)

Weighted Average Shares Outstanding - Basic and Diluted	17,793,828	10,847,476	15,631,393	8,606,357

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive gain	-	-	160	-	-	160
Stock compensation	-	-	-	161,349	-	161,349
Net loss	-	-	-	-	(1,041,157)	(1,041,157)
Balance as of March 31, 2024	7,436,562	$7,437	$(245)	$80,399,001	$(78,079,206)	$2,326,987
Other comprehensive gain	-	-	245	-	-	245
Stock compensation	-	-	-	308,283	-	308,283
Shared issued	150,000	150	-	(150)	-	-
Net loss	-	-	-	-	(1,284,493)	(1,284,493)
Balance as of June 30, 2024	7,586,562	$7,587	$-	$80,707,134	$(79,363,699)	$1,351,022
Other comprehensive loss	-	-	(325)	-	-	(325)
Stock compensation	2,275,043	2,275	-	1,536,894	-	1,539,169
Shared issued as part of offering	3,000,000	3,000	-	4,513,184	-	4,516,184
Net loss	-	-	-	-	(2,448,257)	(2,448,257)
Balance as of September 30, 2024	12,861,605	$12,862	$(325)	$86,757,212	$(81,811,956)	$4,957,793

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2025	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038
Other comprehensive gain	-	-	830	-	-	830
Stock compensation	24,406	24	-	636,820	-	636,844
Net loss	-	-	-	-	(1,988,337)	(1,988,337)
Balance as of March 31, 2025	13,327,929	$13,328	$317	$88,945,298	$(86,633,568)	$2,325,375
Other comprehensive gain	-	-	513	-	-	513
Stock compensation	-	-	-	572,100	-	572,100
Shares issued as part of offering	4,090,000	4,090	-	4,642,307	-	4,646,397
Net loss	-	-	-	-	(1,580,987)	(1,580,987)
Balance as of June 30, 2025	17,417,929	$17,418	$830	$94,159,705	$(88,214,555)	$5,963,398
Other comprehensive loss	-	-	(1,461)	-	-	(1,461)
Stock compensation	771,677	772	-	1,082,018	-	1,082,790
Net loss	-	-	-	-	(2,276,311)	(2,276,311)
Balance as of September 30, 2025	18,189,606	$18,190	$(631)	$95,241,723	$(90,490,866)	$4,768,416

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,845,635)	$(4,773,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	2,291,734	2,008,801
Amortization	15,385	10,666
Non-cash lease expense	-	496
Gain on sale of short-term investments	(99,331)	(92,915)
Return (loss) on investment in Joint Venture	864	(4,651)
Changes in operating assets and liabilities:
Accounts receivable	2,111	(5,262)
Accounts receivable - related party	3,007	(540)
Prepaid expenses and other current assets	(2,954)	175,245
Inventory	14,353	(1,955)
Accounts payable - related party	2,911	-
Accounts payable	(91,367)	7,008
Accrued expenses	(66,714)	(128,437)
Accrued expenses - related party	(34,000)	-
Lease liability	-	(4,463)
Net cash used in operating activities	(3,809,636)	(2,809,914)

Cash flows from investing activities:
Sale of short-term investments	31,247,000	22,348,611
Purchase of short-term investments	(32,004,951)	(24,399,610)
Purchase of patents	(46,333)	(101,936)
Purchase of trademarks	(16,887)	(52,144)
Net cash used in investing activities	(821,171)	(2,205,079)

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	4,646,397	4,516,184
Net cash provided by financing activities	4,646,397	4,516,184

Net increase (decrease) in cash and cash equivalents	15,590	(498,809)
Cash and cash equivalents - beginning of period	574,485	580,230
Cash and cash equivalents - end of period	$590,075	$81,421

Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(119)	$80

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Nexalin Technology, Inc. (the “Company” or “Nexalin”) was formed on November 17, 2021 as a Delaware corporation.

We were originally formed as a Nevada corporation on October 19, 2010 as Nexalin Technology, Inc. (“Nexalin Nevada”). On December 1, 2021, we completed a corporate reorganization pursuant to which Nexalin Nevada merged with and into a newly incorporated Delaware company of the same name, Nexalin and, as a result, Nexalin succeeded Nexalin Nevada and each of the shareholders of Nexalin Nevada exchanged each of their shares in Nexalin Nevada for one twentieth (1/20th) of a common share of the newly formed Delaware corporation. Nexalin had nominal assets and liabilities and did not conduct any operations prior to the reorganization other than its incorporation. As a result, Nexalin Nevada became a wholly owned subsidiary of Nexalin.

The Company’s principal offices are located at 1776 Yorktown, Suite 550, Houston, Texas 77056.

Our shares and warrants began trading on September 16, 2022, and continues to be traded on the Nasdaq Capital Market tier of the Nasdaq Stock Market (“Nasdaq”), under the symbols “NXL” and “NXLIW”, respectively. In September 2025, the warrants expired, and were delisted. The common stock of the Company will continue to trade on the Nasdaq Capital Market under the symbol NXL.

Throughout this report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We are a medical device company engaged in the designs and development of innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device – referred to as “Generation” or “Gen-1” – that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, because of the FDA’s December 2019 reclassification of cranial electrotherapy stimulation (CES) devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia, and as a Class III device for the treatment of depression.

The waveform that comprises the basis of our “Generation 2” or “Gen-2” or “SYNC” and new “Generation 3” or “Gen-3” or “HALO” headset devices has been in Q-submission process for review by the FDA. In October 2025, the FDA formally accepted our Q-Submission (“Q-Sub”) related to the Company’s Gen-2 Console (“SYNC”) system for the treatment of Alzheimer’s disease and dementia, with a regulatory meeting scheduled for later this year. This acceptance of the Company’s request for interaction with the FDA with respect to its Gen-2 SYNC system represents a significant step toward Nexalin’s goal of achieving FDA authorization to begin U.S. clinical studies targeting Alzheimer’s and dementia — two of the most urgent unmet needs in healthcare. The Q-Submission process enables structured dialogue with and feedback from the FDA to discuss proposed clinical trial design, study endpoints, and regulatory pathway for evaluating the Gen-2 SYNC system as a potential non-invasive therapy for these debilitating neurodegenerative conditions, as well as for mild to moderate cognitive impairment (MCI) associated with Alzheimer’s disease.

Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct clinical trials for the Gen-3 HALO device in the U.S. and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-3 HALO device, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

All of our products are designed to be easy to administer, physically non-invasive and undetectable to the human body. They have been developed to provide relief to those afflicted with mental health issues, including anxiety, insomnia, depression and mild traumatic brain injury (mTBI). We utilize bioelectronic medical technology to treat these mental health issues. The determination of safety and efficacy of medical devices in the United States are subject to clearance by the FDA.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2025, the Company had a significant accumulated deficit of approximately $90.5 million. For the nine months ended September 30, 2025, the Company had a loss from operations of approximately $5.8 million and negative cash flows from operations of approximately $3.8 million. While the Company had a working capital surplus as of September 30, 2025, of approximately $4.5 million, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses and negative cash flow as it executes its development plans, as well as undertaking other potential strategic and business development initiatives through 2025 and beyond. The Company previously funded these losses primarily through the sale of equity and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Report.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles in the United States (“GAAP”), for interim financial information and with the instruction for Quarterly Reports on Form 10-Q and Article 8 of Regulations S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the nine and three months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any other subsequent interim periods. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 filed on March 14, 2025. The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements included in our previously filed Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin and its wholly owned subsidiary Neuro-Health. Intercompany accounts and transactions have been eliminated in consolidation.

Joint Venture

On May 31, 2023, the Company entered into a joint venture entity under the law of Hong Kong, Nexalin Neurohealth Company Limited (the “Joint Venture”) with Wider Come Limited (“Wider”)to engage in the clinical development, marketing, sale and distribution of Nexalin’s second generation transcranial Alternating Current Stimulation (“tACS”) devices (“Gen-2 devices”) in China and other countries in the region.

The Company owns 48% of the equity of the Joint Venture entity, and Wider owns 52% of such equity.

Significant aspects of our ongoing clinical trials programs are conducted in Asia, with Wider. In September of 2021, the China National Medical Products Administration (the “NMPA”), the equivalent of the FDA in China, approved the Gen-2 device for marketing and sale in China for the treatment of insomnia and depression. These treatment indications and clearances from the NMPA have allowed Wider to market and sell the Gen-2 device in China for the treatment of insomnia and depression.

As of the date of this Report, (i) we have no employees or offices in China and none of our operations are conducted in China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Pursuant to the Joint Venture agreement, Wider funded all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. The Company has not been required to contribute any additional funds subsequent to the initial 12-month period to date.

The Joint Venture is managed by a Board of Directors in which Wider is to have sole representation. However, neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of September 30, 2025 and December 31, 2024, the Company had an Equity Method Investment of $0 and $864, respectively, recorded on the unaudited condensed consolidated balance sheets, included in Other Assets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000. In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

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

The Company has existing licensing and treatment fee agreements with its customers for the use of the Nexalin device in their practices. These agreements generally have terms of one year with automatic renewal if certain requirements are met and amounts due per these agreements are billed monthly. The Company also sells products related to the provision of services. The Company sells its Gen-2 devices in China to its acting distributor and sells products relating to the use of the devices.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income. Realized gains and losses and interest and dividends earned are included in other income, net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at September 30, 2025 and December 31, 2024, respectively.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was $5,473 and $15,385 and $4,211 and $10,666 for the three and nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value at September 30, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2025
Patents	$262,115	$(23,380)	$238,735
Trademarks	80,954	(11,127)	69,827
Total September 30, 2025	$343,069	$(34,507)	$308,562

December 31, 2024
Patents	$215,782	$(13,519)	$202,263
Trademarks	64,067	(5,603)	58,464
Total December 31, 2024	$279,849	$(19,122)	$260,727

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

The Company records valuation allowances against deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. At September 30, 2025 and December 31, 2024, the Company had a full valuation allowance applied against its net tax assets.

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

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value at September 30, 2025 and December 31, 2024.

	Amortized Cost	Unrealized Loss	Fair Value
September 30, 2025
Short-term investments	$3,763,233	$(631)	$3,762,602

December 31, 2024
Short-term investments	$2,905,951	$(513)	$2,905,438

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of September 30, 2025 and December 31, 2024.

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2025
U.S. Treasury Bill	$3,398,849	$3,398,849	$-	$-
Mutual Funds	363,753	363,753	-	-
Total September 30, 2025	$3,762,602	$3,762,602	$-	$-

December 31, 2024
U.S. Treasury Bill	$2,650,225	$2,650,225	$-	$-
Mutual Funds	255,213	255,213	-	-
Total December 31, 2024	$2,905,438	$2,905,438	$-	$-

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

	Three Months Ended September 30,
	2025	2024
Warrants	-	2,662,250
Options	3,913,617	2,863,129
Shares to be issued	201,136	-
Total	4,114,753	5,525,379

	Nine Months Ended September 30,
	2025	2024
Warrants	-	2,662,250
Options	3,913,617	2,863,129
Shares to be issued	201,136	-
Total	4,114,753	5,525,379

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

Future Adoption of New Accounting Pronouncement

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to elect a practical expedient that assumes that the current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU No. 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The guidance is to be applied on a prospective basis; this ASU allows for early adoption. The adoption of this ASU is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2025	December 31, 2024
Accrued – other	$56,931	$61,415
Accrued settlement liabilities	27,100	89,330
Accrued bonuses	206,000	240,000
	$290,031	$390,745

NOTE 5 — RELATED PARTY TRANSACTIONS

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering and then subsequently again on July 1, 2024 (expiring in September 2030). The two members of U.S. Asian are shareholders in the Company. One of the members, Marilyn Elson is the Company’s former Controller.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a onetime stock grant (of 100,000 shares value at $96,000 issued in Q3 of 2024) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination of the consulting agreement. Current shares earned and not issued as of September 30, 2025 are 201,136. The company recorded approximately $50,000 and $144,000 and $50,000 and $50,000 for the three and nine months ended September 30, 2025 and 2024, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $50,000 and $150,000 and $50,000 and $110,000 for the three and nine months ended September 30, 2025 and 2024, respectively, related to the monthly cash portion of the consulting agreement.

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

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have a sub-leases (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under an operating lease. Management and supporting staff are hosted at this location. Our lease costs for each of the three and nine months ended September 30, 2025 and 2024 were approximately $23,000 and $51,000 and $14,000 and $41,000, respectively. The initial sub-lease expired in January of 2024. The Company entered into a new sublease for the same parties for additional space, which expires in February 2026. Pursuant to the sublease, we pay and will pay the third party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

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

In the first quarter of 2025 the Company issued 24,406 shares of restricted stock to a consultant as compensation.

In addition to the 25,000 shares of restricted stock issued to the new CFO, as noted in footnote 5, during the third quarter of 2025 the Company issued an additional 746,677 shares of restricted stock (494,583 of which would be considered related parties) to various employees, directors and consultants as stock compensation.

See Note 9 with respect to amendment to Equity Distribution Agreement.

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

On July 17, 2025, the Company entered into an employment agreement with its Chief Financial Officer and issued a stock option exercisable into 130,435 shares of unregistered shares of the Company’s common stock on the grant date and are subject to the terms of the Company’s 2023 Equity Incentive Plan, as amended. Fifty (50%) of the option vests on February 1, 2026 and the remaining 50% on August 1, 2026.

In addition, during the third quarter of 2025 the Company also issued stock options exercisable into 445,104 shares of common stock to various employees, consultants and board members.

The amount expensed during the three and nine months ended September 30, 2025 and 2024 in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options issued under the 2023 Plan was $1,082,790 and $2,291,734 and $1,539,169 and $2,008,801, respectively.

The following table presents a summary of stock option award activity during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2024	3,071,635	$1.02	7.26
Issued	875,539	1.39	4.55
Exercised	-	-	-
Expired or cancelled	(33,557)	0.89	-
Outstanding September 30, 2025	3,913,617	$1.10	6.11

The following table provides additional information about stock options that are outstanding and exercisable at September 30, 2025:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,181,208	$7.76	1,118,568
0.94	581,250	3.20	581,250
0.66	90,620	3.99	-
2.95	185,000	4.24	125,000
3.25	130,000	2.80	130,000
1.15	430,435	4.81	180,000
0.96	315,104	4.92	315,104
	3,913,617	$6.11	2,449,922

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following table discloses the assumptions utilized for stock options award during the nine-months ended September 30, 2025

September 30, 2025
Volatility	192.2-194.8%
Expected dividends	$-
Risk-free interest rate	3.68 - 3.89%
Expected term (years)	3-5

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of warrants	Weighted Average Exercise Price
Outstanding December 31, 2024	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	2,662,250	4.15
Outstanding September 30, 2025	-	$-

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

Employment Development Department

The Company is currently engaged in settlement discussions with the Employment Development Department (EDD) of the State of California. This matter involved issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management petitioned for reassessment and believed the workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 and later to approximately $30,000. The Company has agreed to the final settlement and is waiting for the EDD’s final approval. The Company has accrued approximately $30,000 and $40,000 on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. The Company believes it has adequately accrued for this matter as of September 30, 2025.

NOTE 8 — SEGMENT INFORMATION

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three Months Ended September 30,
	2025	2024
Total revenues	$18,149	$36,031
Less:
Cost of revenues (excluding amortization and depreciation)	3,948	12,694
Research and development expense (excluding share-based compensation expense):
Clinical trials	33,505	50,000
Halo Project	128,935	94,418
Desktop project	11,700	34,147
Other research and development	52,380	-
General and administrative expense and Salaries and benefits (excluding stock based compensation and amortization expense)	779,900	547,606
Amortization	5,473	4,211
Stock based compensation	1,082,790	1,539,169
Professional fees	265,149	262,303
Interest income, net	(2,288)	(1,000)
Equity in net (income) loss from equity method investees	-	(159)
Other income	(67,032)	(59,101)
Segment net loss	(2,276,311)	(2,448,257)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(2,276,311)	$(2,448,257)

	Nine Months Ended September 30,
	2025	2024
Total revenues	$129,752	$141,542
Less:
Cost of revenues (excluding amortization and depreciation)	40,344	29,097
Research and development expense (excluding share-based compensation expense):
Clinical trials	235,083	60,825
Halo Project	517,506	316,194
Desktop project	47,113	75,671
Other research and development	58,880	952
General and administrative expense and Salaries and benefits (excluding stock based compensation and amortization expense)	2,089,859	1,787,487
Amortization	15,385	10,666
Stock based compensation	2,291,734	2,008,801
Professional fees	811,562	731,099
Interest income, net	(8,081)	(1,370)
Equity in net (income) loss from equity method investees	1,048	(4,651)
Other income	(125,046)	(99,322)
Segment net loss	(5,845,635)	(4,773,907)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(5,845,635)	$(4,773,907)

NOTE 9 — SUBSEQUENT EVENTS

In October 2025, the Company entered into multiple consulting agreements, pursuant to which an aggregate of 305,333 restricted shares of the Company’s common stock were issued as consideration for services. Additionally, the Company granted stock options to two advisors to acquire 200,000 shares of common stock at an exercise price of $1.50 per share. The options have a term of five years and were fully vested upon issuance.

On October 15, 2025, the Company entered into an Amendment No. 2 (the “EDA Amendment”) to a equity distribution agreement, dated April 29, 2025 (the “Equity Distribution Agreement”) with Maxim Group LLC, as exclusive sales agent (“Agent”). The Equity Distribution Agreement has established an “at-the-market” offering through which the Company may sell, from time to time to the Agent, shares of the Company’s common stock (the “ATM Program”). The EDA Amendment was entered into by and between the Company and the Agent in order to increase the maximum amount of shares of the Company’s common stock that may be issued and sold through the Agent, from an aggregate offering price $3,100,000 to an aggregate offering price of up to $10,000,000. As of October 15, 2025, up to approximately $4,273,859 in aggregate amount of the Shares are available for sale under the ATM Program based on the respective baby shelf rules. As of this date, 157,000 shares have been sold under the ATM program.

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

Nexalin’s new advanced waveform technology will be emitted at 15 milliamps through our new and improved medical devices referred to as Gen-2 SYNC and Gen-3 HALO. The new Gen-2 SYNC is a clinical use device with a modern enclosure emitting the new 15 milliamp advanced waveform. The Gen-3 HALO is a new patient headset that is intended to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 SYNC and Gen-3 HALO devices can penetrate deeper into the brain and stimulate deep brain structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team is developing strategies for pilot trials and/or pivotal trials for various mental health disease states. In addition, a new PMA application in the United States is in strategic development for the treatment of depression utilizing both Gen-2 SYNC and Gen-3 HALO. We plan to execute additional pilot trials and/or pivotal trials for the new Gen-3 HALO device for anxiety and insomnia in the United States, Brazil and China throughout 2025 and 2026.

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

In October 2025, the FDA formally accepted our Q-Submission (“Q-Sub”) related to the Company’s Gen-2 Console (“SYNC”) system for the treatment of Alzheimer’s disease and dementia, with a regulatory meeting scheduled for later this year. This acceptance of the Company’s request for interaction with the FDA with respect to its Gen-2 SYNC system represents a significant step toward Nexalin’s goal of achieving FDA authorization to begin U.S. clinical studies targeting Alzheimer’s and dementia — two of the most urgent unmet needs in healthcare. The Q-Submission process enables structured dialogue with and feedback from the FDA to discuss proposed clinical trial design, study endpoints, and regulatory pathway for evaluating the Gen-2 SYNC system as a potential non-invasive therapy for these debilitating neurodegenerative conditions, as well as for mild to moderate cognitive impairment (MCI) associated with Alzheimer’s disease.

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

Military & Government

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

Our financial results for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,
	2025	2024	Change	Change(1)
			$	%
Revenues, net	$18,149	$36,031	$(17,882)	(50)%
Cost of revenues	3,948	12,694	(8,746)	(69)%
Gross profit	14,201	23,337	(9,136)	(39)%

Operating expenses:
Professional fees	265,149	262,303	2,846	1%
Salaries and benefits	448,084	294,175	153,909	52%
Selling, general and administrative	1,420,079	1,796,811	(376,732)	(21)%
Research and development	226,520	178,565	47,955	27%
Total operating expenses	2,359,832	2,531,854	(172,022)	(7)%

Loss from operations	(2,345,631)	(2,508,517)	162,886	(6)%

Other income, net:
Interest income, net	2,288	1,000	1,288	129%
Gain on sale of short-term investments	46,774	56,250	(9,476)	(17)%
Other income	20,258	2,851	17,407	611%
Total other income, net	69,320	60,101	9,219	15%
Loss before provision for income taxes	$(2,276,311)	$(2,448,416)	$172,105	(7)%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings (loss) of affiliate	(2,276,311)	(2,448,416)	172,105	(7)%
Equity in net earnings (loss) of affiliate	-	159	(159)	(100)%

Net loss	$(2,276,311)	$(2,448,257)	$171,946	(7)%

Other comprehensive income:
Unrealized gain (loss) from short-term investments	(1,461)	(325)	(1,136)	350%
Comprehensive loss	$(2,277,772)	$(2,448,582)	$170,810	(7)%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended September 30, 2025 and 2024, we generated approximately $18,000 and $36,000 respectively, of revenue primarily from licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month to customers. In addition, we derived revenue from equipment by selling boards, electrodes and patient cables to customers for use with our devices. The decrease in revenue for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to less License fee revenue derived in 2025 compared to 2024, along with decreased Equipment sales in 2025 compared to 2024 due to timing of needs of customers of electrodes and other supplies.

Cost of Revenues and Gross Profit

For the three months ended September 30, 2025 and 2024, cost of revenues was approximately $4,000 and $13,000, respectively, yielding a gross profit of approximately $14,000 and $23,000, respectively, or 78% and 65%, respectively. Such increase in gross profit was a result of the mix of revenue types during each quarter as licensing fees comprised a larger portion of total revenue for the current period and contributed a higher margin.

Operating Expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were approximately $2,360,000 and $2,532,000, respectively, resulting in a decrease of approximately $172,000. The overall decrease was a result of a decrease in selling, general and administrative expenses of approximately $377,000 offset by an increase in professional fees of approximately $3,000, increase in salaries and benefits of approximately $154,000 and an increase in research and development costs of approximately $48,000.

The salaries and benefits increase of approximately $154,000 was primarily attributable to additional compensation related to three new employees in 2025 and normal pay, taxes and benefit increases throughout the organization.

The selling, general and administrative cost decrease of approximately $377,000 was due to approximately $450,000 of decreased stock-based compensation recognized during this three-month period ended compared to the same period in the prior year. This was offset by increases in consulting expenses by approximately $36,000 during this period for additional international distribution services and other advisory services, approximately $30,000 increased supplies expensed during this current period and a net increase of approximately $7,000 for various other expense categories.

The research and development cost increase of approximately $48,000 was due to the increased cost of approximately $35,000 on the Halo Development project, $53,000 on general R&D activities, including software and board developments and additional development expenses of approximately $30,000 related to the App. This was offset by a decreases in Clinical Trials of approximately $50,000 due to timing of trial expenses and a decrease of approximately $20,000 on our SYNC Desktop project

Professional fees increased by approximately $3,000 which was consistent comparing each period.

Other Income, Net

Other income, net for the three months ended September 30, 2025 and 2024 was consistent each period of approximately $69,000 and $60,000, respectively, primarily consisting of interest and dividend income and gain on the sale of short-term investments.

Comparison of the nine months ended September 30, 2025 and 2024

Our financial results for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Nine Months Ended September 30,
	2025	2024	Change	Change(1)
			$	%
Revenues, net	$129,752	$141,542	$(11,790)	(8)%
Cost of revenues	40,344	29,097	11,247	39%
Gross profit	89,408	112,445	(23,037)	(20)%

Operating expenses:
Professional fees	811,562	731,099	80,463	11%
Salaries and benefits	1,153,843	928,072	225,771	24%
Selling, general and administrative	3,243,135	2,878,882	364,253	13%
Research and development	858,582	453,642	404,940	89%
Total operating expenses	6,067,122	4,991,695	1,075,427	22%

Loss from operations	(5,977,714)	(4,879,250)	(1,098,464)	23%

Other income, net:
Interest income, net	8,081	1,370	6,711	490%
Gain on sale of short-term investments	99,331	92,915	6,416	7%
Other income	25,715	6,407	19,308	301%
Total other income, net	133,127	100,692	32,435	32%
Loss before provision for income taxes	$(5,844,587)	$(4,778,558)	$(1,066,029)	22%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings (loss) of affiliate	(5,844,587)	(4,778,558)	(1,066,029)	22%
Equity in net earnings (loss) of affiliate	(1,048)	4,651	(5,699)	(123)%

Net loss	$(5,845,635)	$(4,773,907)	$(1,071,728)	22%

Other comprehensive income:
Unrealized gain (loss) from short-term investments	(119)	80	(199)	(249)%
Comprehensive loss	$(5,845,754)	$(4,773,827)	$(1,071,927)	22%

(1)	Percentages may not foot due to rounding.

Revenues

For the nine months ended September 30, 2025 and 2024, we generated approximately $130,000 and $142,00 respectively, of revenue primarily from the sale of devices and licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month to customers. In addition, we derived revenue from equipment by selling boards, electrodes and patient cables to customers for use with our device. The decrease in revenue for the nine months ended September 2025 compared to 2024 was primarily due to an decrease in Device sales of approximately $56,000 from a large Device sale to Oman during 2024 and a decrease in Licensing fees of approximately $17,000. This was offset by an increase in Equipment sales of approximately $49,000 from a large sale of boards to China during the nine months ended September 30, 2025 and an increase of approximately $12,000 of other revenue from increased shipping charges.

Cost of Revenues and Gross Profit

For the nine months ended September 30, 2025 and 2024, cost of revenues was approximately $40,000 and $30,000, respectively, yielding a gross profit of approximately $90,000 and $112,000, respectively, or 68% and 79%, respectively. Such decrease in gross profit was a result of the mix of revenue types during the nine months periods as licensing fees and devices comprised a larger portion of total revenue for the prior period, and drives a higher margin compared to equipment sales.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2025 and 2024 were approximately $6,067,000 and $4,992,000, respectively, consisting of increases in; salaries and benefits expenses of approximately $226,000, selling, general and administrative expenses of approximately $364,000, research and development expenses of approximately $405,000 and in professional fees expenses of approximately $80,000.

The salaries and benefits cost increases of approximately $226,000 was primarily attributable to additional compensation related to three new employees and normal pay, taxes and benefit increase throughout the organization.

Selling, general and administrative cost increases of approximately $364,000 was due to approximately $283,000 of increased stock-based compensation recognized during this nine-month period ended compared to the same period in the prior year. Additionally, consulting expenses increased approximately $116,000 for additional international distribution services and other advisory services, offset by decreases in insurance of approximately $48,000, in travel expenses of approximately $52,000. The remaining net increase of approximately $65,000 was due to various immaterial changes in various accounts during the period.

The research and development cost increases of approximately $405,000 was due to the increased cost of approximately $201,000 associated with the Halo development project, increase of approximately $64,000 for clinical trials (UCSD and Brazil), increase of approximately $113,000 for development cost related to the APP, and approximately $57,000 on general R&D activities, including software and board developments, offset by approximately $30,000 of decreased costs related to the SYNC desktop.

The increase in professional fees of approximately $80,000 was primarily due to increases of approximately $75,000 in accounting, legal and other consulting costs primarily attributable to increased services during the period from the capital raise and other registration statement activity.

Other Income, Net

Other income, net for the nine months ended September 30, 2025 and 2024 were approximately $133,000 and $101,000, respectively, consisting of interest and dividend income and gain on the sale of short-term investments. The increase in gain on sale of short-term investments, interest income and reduction in accrued settlement for the EDD matter drove the increase for the nine-month period.

Cash Flows

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(3,809,636)	$(2,809,914)
Net cash used in investing activities	$(821,171)	$(2,205,079)
Net cash provided by financing activities	$4,646,397	$4,516,184

Net Cash Used In Operating Activities

Net cash used in operating activities was approximately $3,810,000 for the nine months ended September 30, 2025, as compared to approximately $2,810,000 for the respective period in 2024, an increase of approximately $1,000,000, which was primarily due to an increase in net loss of approximately $1,072,000, or approximately $785,000 adjusted for non-cash expenses. The remaining change was due to changes in operating assets and liabilities for the respective periods; a decrease in accounts payable of approximately $95,000, a decrease in prepaid expenses and other current assets of approximately $179,000, increase in inventory of approximately $16,000, an increase in lease liability of approximately $4,000, a increase in accrued expenses of approximately $28,000 and increase in accounts receivable of approximately $11,000.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, and 2024 was approximately $821,000 and $2,205,000, respectively. For the nine months ended September 30, 2025 this was due to short-term investment sales of approximately $31,247,000 offset by purchases of approximately $32,005,000 of short-term investments and the purchase of patents and trademarks of approximately $63,000. Net cash provided by investing activities during the nine months ended September 30, 2024, of approximately $2,205,000 was due to short-term investment sales of approximately $22,349,000 offset by purchases of approximately $24,400,000 of short-term investments and the purchase of patents and trademarks of approximately $154,000.

Net Cash Provided By Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 and 2024 was approximately $4,646,000 and $4,516,000, respectively, which was due to the sale of common stock in each period.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had a significant accumulated deficit of approximately $90,491,000. For the nine months ended September 30, 2025, the Company had a loss from operations of approximately $5,846,000 and negative cash flows from operations of approximately $3,810,000. The Company’s operating activities consume the majority of its cash resources. The Company will continue to service existing customers in the United States and sell devices and equipment overseas. The Company anticipates that it will continue to incur operating losses as it executes its development plans through 2025 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity. As of September 30, 2025, the Company had cash and cash equivalents on hand of approximately $590,000 and short-term investments of approximately $3,763,000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Report.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from the joint venture and other overseas ventures and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of September 30, 2025 and have concluded that we will not have sufficient cash and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these financial statements. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact amounts reported therein. The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and, as such, include amounts based on informed estimates and judgments of management. We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Recently Adopted Accounting Pronouncements

See Note 3 – Summary of significant accounting policies and new accounting standards in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of recently adopted accounting pronouncements.

Contractual Obligations

See Note 7 – Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a summary of our contractual obligations.

Nasdaq

In September of 2025, the warrants expired, and a Form 25 was filed with the Securities and Exchange Commission to indicate that the warrants had expired and were delisted. The common stock of the Company will continue to trade on the Nasdaq Capital Market under the symbol NXL.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.

Management has completed such evaluation and has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is appropriate to allow timely decisions regarding required disclosures. As a result of the material weaknesses in internal controls over financial reporting described below, we concluded that our disclosure controls and procedures as of September 30, 2025 were not effective.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in the standards established by Sarbanes-Oxley, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The following material weaknesses in our internal control over financial reporting were present as of December 31, 2024 and continued to exist as of September 30, 2025:

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

As a result, management concluded that the Company has not maintained effective internal controls over financial reporting as of September 30, 2025.

Management’s Plan to Remediate the Material Weaknesses

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

In light of the conclusion that our disclosure controls and procedures were not effective at September 30, 2025, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this quarterly report. Accordingly, we believe, based on our knowledge that: (i) this quarterly report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

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

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and the Company cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

If significant tariffs or other restrictions continue to be placed on foreign imports by the United States or exports to the United States, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories into the United States over recent years. In retaliation for these tariffs, China has recently placed restrictions on its selected exports.

Such tariff and trade developments could have a significant impact on our business, particularly the importation of products used in our business that are manufactured outside the United States, or could result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1(1)	Certificate of Incorporation, as amended and as currently in effect.
3.2(1)	Amended and Restated Bylaws
4.1(1)	Form of Specimen stock certificate evidencing shares of common stock
31.1(2)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2(2)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

(1)	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
(2)	Filed as an exhibit to this Form 10-Q.
(3)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2025.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer