Form 10-K
period 2025-12-31
Nexalin Technology, Inc.
filed 2026-03-25
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of registrant was $14,732,207 based upon the closing sale price of the common stock as reported by The Nasdaq Capital Market. Solely for purposes of this calculation, all executive officers and directors of the registrant are considered affiliates.

As of March 23, 2026 there were 20,581,646 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

i

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) of Nexalin Technology, Inc. and its subsidiaries (the “Company,” “Nexalin,” “we,” “us” and “our”) contains forward-looking statements that are based on management’s belief and assumptions on information currently available to management. All statements other than statements of historical fact are forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that Nexalin intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “continue,” “anticipate,” “aim,” “expect,” “could,” “should,” “may,” “might,” “objective,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the following:

●	our plans to develop and commercialize our products;

●	our planned clinical trials for our products;

●	the timing of the availability of data from our clinical trials;

●	the timing of our planned regulatory filings;

●	the timing of and our ability to obtain and maintain regulatory approvals for our products;

●	the clinical utility of our products and their potential advantages compared to other treatments and/or devices;

●	our commercialization, marketing and distribution capabilities and strategy;

●	our ability to establish and maintain arrangements for the manufacture of our products;

●	our ability to establish and maintain collaborations and to recognize the potential benefits of such collaborations;

●	our estimates regarding the market opportunities for our products;

●	our ability to remediate material weaknesses in our internal controls over financial reporting;

●	our intellectual property position and the duration of our patent rights;

●	our estimates regarding future expenses, capital requirements and needs for additional financing; and

●	other risks and uncertainties, including those set forth under Part I, Item 1A, “Risk Factors”, in this Annual Report on Form 10-K and in our other SEC filings.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Report. We urge you to refer to the “Risk Factors” section of this Report for a discussion of other important factors, many of which are outside of our control, that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. Considering the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this Report represent our views as of the date of this Report. We anticipate that subsequent events and developments will cause our views to change; however, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by U.S. federal securities laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could materially adversely affect our business, results of operations and financial condition, all of which are more fully described in Item 1A, “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section contained herein and should not be relied upon as an exhaustive summary of the material risks facing our business, as it does not address all of the risks that we face.

Risks Related to Our Financial Position and Capital Needs

●	We expect to continue to incur significant expenses and operating losses over the next several years and may never achieve or maintain profitability.

●	Our independent auditor’s report states there is substantial doubt about our ability to continue as a going concern, which is highly dependent upon executing our business plan and obtaining additional financing.

●	We have a limited operating history and have had only limited sales of our products and services to date, which may make it difficult to evaluate our business prospects and future performance.

●	We will need to raise substantial additional capital to fund our operations, including to continue preclinical and clinical development, pursue regulatory approvals, and to commercialize our products, which may not be available on acceptable terms, or at all.

●	Future capital raises through equity offerings will dilute existing stockholders’ ownership interests, and debt financing may involve restrictive covenants limiting our ability to take specific actions.

Risks Related to Development of Our Products and Preclinical Program

●	We depend on the success of our Gen-2 SYNC and Gen-3 HALO devices, which are currently in clinical development but have not completed advanced clinical trials. If we fail to obtain regulatory approval for these products or experience significant delays, we may never become profitable.

●	Success in preclinical studies or early clinical trials does not ensure that later clinical trials will generate the same results.

●	We may experience delays or difficulties enrolling patients in clinical trials, which could delay or prevent receipt of necessary regulatory approvals.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties, including research institutions and our joint venture partner Wider in China, to conduct clinical trials for our products and these third parties may not perform satisfactorily, meet deadlines, or comply with applicable regulatory requirements.

●	We rely on collaborations with third parties for quality assurance, manufacturing, and other activities. If we fail to maintain these relationships, we may need to perform these activities at our sole expense or may not find other collaborators on acceptable terms.

Risks Related to the Commercialization of Our Products

●	Even if our products receive marketing approval, they may fail to achieve market acceptance by healthcare providers, physicians, patients, and third-party payors necessary for commercial success.

●	Coverage and adequate reimbursement may not be available for our products from third-party payors, including government health administration authorities and private health insurers, which may negatively impact the demand for, or the price of, our products.

●	We face competition from other companies, many of which have greater financial and human resources than we have, more established sales, marketing and distribution capabilities, and more experience in research and development.

●	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of our products.

Risks Related to Our Business and Managing Our Growth

●	Our future success depends on our ability to retain key executives and attract, retain and motivate qualified scientific, clinical, commercialization, and sales and marketing personnel, the loss of one or a combination of key employees could impede our research, development and commercialization objectives.

●	As clinical development progresses, we expect significant growth in employees and the scope of our operations, which we may not be able to effectively manage.

Risks Related to Doing Business in China

●	Our Joint Venture in China is subject to certain regulatory, political, economic, and legal risks.

●	The PRC legal system is based on written statutes with limited precedential value from court decisions. Interpretation and enforcement of laws and regulations involve uncertainties, and it may be difficult to enforce our contractual or intellectual property rights in China.

●	Recent changes in U.S. trade policy, including tariffs and trade restrictions on goods from China, could increase our manufacturing costs and make our products less competitive. China has retaliated with tariffs on U.S. goods, which may further disrupt our supply chain.

●	We may be subject to PRC laws relating to data security, cybersecurity reviews, and restrictions over foreign investments. The Joint Venture may be subject to regulatory inspection, review, or enforcement actions by Chinese authorities.

Risks Related to Our Intellectual Property

●	We may be unable to obtain or maintain adequate patent protection for our technologies and products.

●	We may become involved in expensive and time-consuming lawsuits to protect or enforce our patents, trademarks, copyrights or other intellectual property.

●	Third parties may assert intellectual property claims against us.

●	We rely on trade secrets and unpatented know-how to maintain our competitive position. Despite confidentiality agreements, parties may breach these agreements and disclose our proprietary information, and competitors may independently develop equivalent know-how.

Risks Related to Regulatory Approval of Our Products and Other Legal Compliance Matters

●	The regulatory approval process with the FDA and foreign regulatory agencies is expensive, time-consuming and uncertain.

●	Failure to obtain marketing approval in foreign jurisdictions would prevent our products from being marketed in those territories.

●	Even if we obtain marketing approval, approved products are subject to ongoing review and extensive regulation, including post-marketing studies, surveillance, and compliance with advertising and promotion requirements.

●	Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA), anti-bribery laws, export controls, trade sanctions and import regulations, violations could result in fines, criminal sanctions, and prohibitions on offering our products in certain countries.

●	We may be subject to healthcare fraud and abuse laws, including the federal Anti-Kickback Statute and the federal False Claims Act, which could constrain our business arrangements and expose us to civil, criminal and administrative penalties.

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

●	The trading price of our common stock has been and is likely to continue to be volatile.

●	On January 21, 2026, we received notice that we are not in compliance with the Nasdaq minimum bid price requirement of $1.00 per share. If we fail to regain compliance by July 20, 2026, or any extended deadline, our common stock could be delisted.

●	Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, and Section 203 of the Delaware General Corporation Law, could discourage, delay or prevent a merger, acquisition or other change in control of our company.

●	As an emerging growth company and smaller reporting company, we rely on exemptions from certain disclosure requirements, which may make our common stock less attractive to investors and result in a less active trading market and more volatile stock price.

●	We have identified material weaknesses in our internal controls over financial reporting, including insufficient segregation of duties due to limited accounting personnel and insufficient IT controls, which if not remediated, these weaknesses could result in material misstatements of our financial statements.

v

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

The waveform that comprises the basis of our “Generation 2”, “Gen-2”, “Gen-2 SYNC” or “SYNC” and new “Generation 3”, “Gen-3”, “Gen-3 HALO” or “HALO” headset devices are in Q-submission process for review by the FDA. This process allows Nexalin to get clear, specific, written feedback from the FDA on indications, device classification and clarity on the regulatory pathway and improves the efficiency and predictability of the regulatory pathway. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct clinical trials for the HALO and SYNC devices in the U.S. and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the HALO and SYNC devices, we intend to extend the development and commercialization of our devices for sale in the U.S. and other territories, given the potential unmet demand for the treatment of mental health conditions.

Our Technology

Gen-2 SYNC and Gen-3 HALO:

Beginning in 2019, Nexalin engineers began the testing and design of a new 15 milliamp waveform that became the basis of our new Gen-2 or SYNC and Gen-3 or HALO medical devices. Today, the Gen-2 is branded under a new trademark name known as “SYNC”, the Gen-3 is branded under a new trademark name known as “HALO”.

We plan to conduct clinical trials for the Gen-2 SYNC and Gen-3 HALO devices in the U.S. and we will continue to consult with the FDA as part of the pre-submission process.

All determinations of the safety and efficacy of our devices in the United States are solely within the purview of the FDA.

Nexalin’s new advanced waveform technology will be emitted at 15 milliamps through our new and improved medical devices referred to as Gen-2 SYNC and Gen-3 HALO. The new Gen-2 SYNC is a clinical use device with a modern enclosure emitting the new 15 milliamp advanced waveform. The Gen-3 HALO is a new patient headset that is intended to be prescribed by licensed medical professionals in a virtual clinic setting similar to existing tele-health platforms. The Nexalin research team believes that the new 15 milliamp Gen-2 SYNC and Gen-3 HALO devices can penetrate deeper into the brain and stimulate deep brain structures that contribute to or cause mental illness, which we believe will generate enhanced patient response without any risk or unpleasant side effects. The Nexalin regulatory team is developing strategies for pilot trials and/or pivotal trials for various mental health disease states. In addition, we continue to review internally for a strategy for a new PMA application in the United States for the treatment of depression utilizing both Gen-2 SYNC and Gen-3 HALO. We plan to execute additional pilot trials and/or pivotal trials for the new Gen-3 HALO device for anxiety and insomnia in the United States, Brazil and China throughout 2026.

The University of California, San Diego (“UCSD”) conducted a clinical study evaluating Nexalin’s Gen-2 SYNC device, which provided positive results in reducing pain in veteran patients with Mild Traumatic Brain Injury (mTBI). Preliminary data provided by UCSD and recent published data from Asia supports the safety of utilizing our 15 milliamp waveform technology. However, the determination of safety and efficacy of medical devices in the United States is subject to clearance by the FDA.

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

In October 2025, the FDA formally accepted our Q-Submission (“Q-Sub”) related to the Company’s Gen-2 Console (“SYNC”) system for the treatment of Alzheimer’s disease and dementia. The Company met with the FDA in November 2025 and continues to have discussions to develop a strategy and protocol. The acceptance of the Company’s request for interaction with the FDA with respect to its Gen-2 SYNC system represents a significant step toward Nexalin’s goal of achieving FDA authorization to begin U.S. clinical studies targeting Alzheimer’s and dementia — two of the most urgent unmet needs in healthcare. The Q-Submission process enables structured dialogue with and feedback from the FDA to discuss proposed clinical trial design, study endpoints, and regulatory pathway for evaluating the Gen-2 SYNC system as a potential non-invasive therapy for these debilitating neurodegenerative conditions, as well as for mild to moderate cognitive impairment (MCI) associated with Alzheimer’s disease.

A new pre-submission document in preparation of a new 510(k) and/or De Novo application for our Gen-3 HALO headset at 15 milliamps was filed with the FDA in January of 2023. Formal comments to our pre-submission document filing were received in March 2023. A formal meeting to address FDA comments took place on May 9, 2023. Minutes of the meeting with the FDA were filed with the FDA on May 16, 2023.

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

In February 2026, the Company entered into a short-term start-up agreement with Lindus Health Limited to support limited clinical trial preparation activities while a broader services agreement is under negotiation. The agreement is limited in scope and duration, and no patients may be enrolled or clinical data collected unless a definitive agreement is executed.

All our products are non-invasive, safe and undetectable to the human body and can provide relief to those afflicted with mental health issues without adverse side effects. We have a proprietary and protected design that stabilizes currents, electromagnetic fields, and various frequencies — referred to collectively as a waveform — particularly our proprietary, 15 milliamp patented waveform. Additionally, our devices generate a high frequency carrier wave for deeper penetration into the brain. It is applied to the brain with an array of electrodes on the forehead and behind each ear at the mastoid. The features of this proprietary waveform and the array of electrodes allow the application of the waveform to the entire brain rather than a small, targeted area of the brain. To ensure deeper penetration into the brain, our new advanced waveform is undetectable which allows the increased power from < 4 mAmps to 15 mAmps, more than a 400% increase without incurring any patient discomfort, risk, or adverse side effects. By increasing the power, our waveform can penetrate deeper into the brain and stimulate deep mid-brain structures associated with mental illness. Our research and clinical teams believe that a more powerful waveform will create a stronger response in the brain. A stronger response creates a higher level of efficacy. This entire proprietary technique allows Nexalin to provide a non-invasive frequency based waveform that provides a comfortable treatment, that is undetectable to the patient and is more powerful than other stimulation devices on the market. Current pilot study protocols and randomized clinical trials have been designed and submitted to the FDA to provide feedback on final reports and data sets for the purpose of safety and efficacy evaluations in the future.

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

Beyond the well-known safety, efficacy, and side-effect concerns surrounding conventional mental health treatments such as Electro-Convulsive Therapy (ECT), drugs, and psychotherapy, the stigma associated with mental illness continues to hinder individuals from seeking the help they need. We have received industry reports and feedback that many patients that struggle with mood disorders have the stigma of embarrassment associated with psychiatrists and psychotherapy (e.g., counselling with a therapist). Additional stigmas and other issues are associated with the side effects and dependence of medication prescribed by psychiatrists.

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

In February 2026, the Company entered into a non-binding memorandum of understanding with GreenLight Venture LLC to evaluate a potential strategic collaboration. The memorandum of understanding is preliminary in nature and does not create any binding obligations. There can be no assurance that the discussions will result in a definitive agreement or transaction.

Our original China Gen-2 15 milliamp device was approved in China by the China National Medical Products Administration (the “NMPA”) for the treatment of insomnia and depression in China. This device and all other clinical devices will include single use electrodes for long term revenue streams. The USA Gen-2 SYNC device bears a fresh and modern appearance that meets the current technology standards of the digital tech world. Early adopters of the Gen-1 device will be able to access additional firmware upgrades which are planned to enhance the previously purchased and leased devices to the new symmetric 15-milliamp waveform. Our Gen-2 SYNC device will be equipped with Radio Frequency Identification (RFID) technology that exchanges electrode usage data with a reader in the main device. The purpose of RFID is to track and maintain control of the proprietary single use electrode. Our electrode chip will be programmed to exchange data with the device and allow activation for a single treatment with a new electrode only. This ensures a recurring revenue stream on the device and protects against any generic knockoffs designed to avoid treatment costs. This upgrade in technology also ensures the proprietary nature of the electrodes that support treatment outcomes.

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

Historically, significant aspects of our ongoing clinical trials were conducted in Asia with Wider Come Limited (“Wider”).

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

Oman

The Sultanate of Oman’s Ministry of Health has granted the approval for use of our Gen-2 device.

Brazil

On June 13, 2024, the Company announced that our Gen-2 device had been granted regulatory approval by the Brazilian Health Regulatory Agency, a regulatory body of the Brazilian government responsible for approving new drugs and medical devices.

Formalized Joint Venture; China Related Activities

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture (the “Joint Venture”) established to engage in the clinical development, marketing, sale and distribution of Nexalin’s Gen-2 devices in China and other countries in the region. The Joint Venture is registered in Hong Kong.

Through December 31, 2025, the Company has no employees or office in China and none of the Company’s operations are conducted in China. The Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider Come Limited (“Wider”), an entity formed under the laws of the Peoples Republic of China (“PRC”) and a related party, is obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. No significant funding has been required since formation.

In January 2026, we established a wholly foreign-owned enterprise (“WOFE”) in the People’s Republic of China. The WOFE is wholly owned by the Company and has not commenced operations, generated revenue, or received capital contributions as of the date of this Report. The Company entered into an annual office space lease agreement, which is not material.

As of the date of this Report, no capital contributions, dividends, or other transfers of assets have occurred between the Company and its PRC subsidiary.

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

On December 20, 2019, the FDA issued new rulings related to CES devices for the treatment of anxiety, depression, and insomnia. As a result of these rulings, depression treatment with CES devices remained a Class III medical device and will require a full PMA that provides definitive clinical trial evidence of effectiveness and safety. A PMA is the most extensive application and process at the FDA. All CES manufacturers had one year to prepare and file intentions for the depression treatment with a PMA. CES devices that treat anxiety and insomnia were reclassified as Class II devices and required a new application in the form of a special control trial, a summary version of a PMA, requiring safety data and mild efficacy response. All CES manufacturers had one year to complete special control trials for anxiety and insomnia. Our intent is to move forward with our new 15 milliamp waveform given its clinical success. We have also completed numerous prototypes of a Nexalin headset which can be used at home or in a clinical setting. The new headset will utilize the new 15 milliamp waveform. Final prototypes and design files for manufacturing have been completed and clinical testing has begun.

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

China

Although the Company has no employees, leases only one office in China and none of the Company’s operations are currently conducted in China, the activities of the Joint Venture may be impacted by the regulatory, liquidity, and enforcement environment in the Peoples Republic of China.

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

Recent statements and regulatory actions by the Chinese government have targeted those companies whose operations involve cross-border data security or anti-monopoly concerns. Regarding data security, China has promulgated several important laws recently. Among them, on June 10, 2021, China promulgated the PRC Data Security Law (“DSL”), which became effective on September 1, 2021. The legislative intent for this law mainly includes regulating data processing activities, ensuring data security, promoting data development and utilization, protecting the data related legitimate rights and interests of individuals and organizations, and safeguarding national sovereignty, security and development interests. Article 36 of the DSL provides that any Chinese entity that provides the data to foreign judicial or law enforcement agencies (regardless of whether directly or through a foreign entity) without approval from the Chinese authority would likely be deemed to be in violation of DSL. In addition, pursuant to Article 2 of Measures for Cybersecurity Reviews, the procurement of any network product or service by an operator of critical information infrastructure that affects or may affect national security shall be subjected to a cybersecurity review under the Measures. Pursuant to Article 35 of Cybersecurity Law of the People’s Republic of China, where “critical information infrastructure operators” purchase network products and services, which may influence national security, the operators are required to be subjected to a cybersecurity review. We do not operate any critical information infrastructure. As a result, we do not believe that these legal requirements in China are applicable to us, including sales made to date by Wider as a distributor. However, the exact scope of the term “critical information infrastructure operator” remains unclear, so there can be no assurance that the Joint Venture and/or our WOFE in the PRC will not be subjected to critical information infrastructure operator review in the future. Furthermore, in the event that the Joint Venture and/or our WOFE in the PRC becomes an operator of critical information infrastructure in the future it may be subjected to the above-described regulation.

With regard to anti-monopoly concerns, Article 3 of Anti-Monopoly Law of the People’s Republic of China prohibits “monopolistic practices,” which include: a) the conclusion of monopoly agreements between operators; b) the abuse of dominant market position by operators; c) concentration of undertakings which has or may have the effect of eliminating or restricting market competition. Also, according to Article 19, the operator(s) will be assumed to have a dominant market position if it has following situation: a) an operator has 50% or higher market share in a relevant market; b) two operators have 66% or higher market share in a relevant market; c) three operators have 75% or higher market share in a relevant market. We believe that we have not conducted any monopolistic practices in China, and that recent statements and regulatory actions by the Chinese government do not impact our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign stock exchange. However, there can be no assurance that regulators in China will not promulgate new laws and regulations or adopt new series of interpretations or regulatory actions which may require the Joint Venture and/or our WOFE in the PRC to meet new requirements on the issues mentioned above.

Currently, these statements and regulatory actions of China authorities have had no impact on the Joint Venture and/or our WOFE in the PRC, including the sales and marketing efforts made to date of our Gen-2 devices in China by Wider. Further, we are a United States’ company with a limited physical presence in China in connection with the formation of our WOFE, and we do not believe that the formation of the Joint Venture in Hong Kong or the WOFE in the PRC and any resultant exposure to China regulatory actions will adversely impact our operations or ability to accept foreign investments or list our securities on a United States or other foreign exchange. However, since these statements and regulatory actions from China authorities are relatively recent, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on a United States or other foreign exchange. In the event any existing or new laws or regulations or detailed implementations and interpretations are modified or promulgated, we, our WOFE in the PRC and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

As a result of the formation of the Joint Venture, we are conducting our clinical research and implementing a business distribution plan for our devices in China and elsewhere through the Joint Venture, which we believe confers clinical, commercial, and regulatory advantages, but may subject us to significant regulatory, liquidity, and enforcement risks. Although we do not intend to have any physical presence in China with the Joint Venture, Hong Kong, Macau and Taiwan, the Joint Venture entity has physical presence in Hong Kong. Wider, as a China formed entity with its physical presence in China may be subject to regulatory actions and prohibitions from China regulatory entities and required to obtain certain approvals. See “Note 11 – Subsequent Events” to the Company’s Consolidated Financial Statements for the year ended December 31, 2025, contained in this Report for more information on the formation of our WOFE in the PRC.

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

Depression Market

Depression continues to be the leading cause of medical disability around the world. Poor efficacy, risk and adverse side effects of current anti-depressants are driving the preference for non-pharmacological therapies, which will limit growth for the pharmaceutical sector of the depression treatment market. This limitation will enhance the research and development of novel therapies that treat depression safely and effectively without adverse side effects. Historically, according to the U.S. Centers for Disease Control and Prevention (CDC), only one-third of people with severe depression have taken anti-depressants.

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

Substance Use Disorders (Opioid Addiction) Market

According to the National Institute on Drug Abuse (NIDA) substance use, and substance use disorders cost the United States more than $740 billion a year in healthcare, crime and lost productivity costs; but dollars barely capture the devastating human cost of addiction to individuals, families and communities. Based on the most recent data available from the National Survey on Drug Use and Health, approximately 48.4 million individuals aged 12 or older in the United States experienced a substance use disorder. While this data highlights the widespread nature of substance-related conditions, actual demand for treatment solutions may vary and is subject to numerous factors beyond prevalence alone.

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

Currently, we own an electrostimulation patent for a device that will apply electrodes to the brain, spine, and the place of injury. The placement of these electrodes in conjunction with our various waveforms creates an opportunity for us to treat chronic pain without medication. The Nexalin executive team is reviewing strategies to develop a prototype of our existing patented design and introduce it into clinical trials for the treatment of chronic pain. In previous pilot studies, our existing Gen-1 product reduced pain in patients suffering from injuries originating in industrial accidents. However, we plan to use the new advanced waveform emitted at 15 milliamps into the new prototype pain device for new clinical trials for the treatment of chronic pain.

Alzheimer’s Disease and Dementia Market

Alzheimer’s disease is a degenerative brain disease and the most common form of dementia. Dementia is not a specific disease, but rather an overall term that describes a group of symptoms. According to the World Health Organization (WHO), there are around 50 million people living with Alzheimer’s disease and other dementias worldwide.

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

Our plan is designed to triangulate and stimulate the physician, consumer, and manufacturer relationship. Trends in healthcare indicate consumers are involved in treatment decisions that concern their mental health. Because of the advancement in healthcare technologies, home-based care with medical supervision provides patients with a cost-effective and efficient treatment option. Home-based care also avoids the stigma associated with treatment for mental health disorders. In our current sales plan, we intend to launch with a physician provider in each state. These physicians are intended to lead the Nexalin campaign in each state as that state’s primary provider. These preferred state providers are intended to begin with the virtual clinic. Our digital marketing team will work towards driving consumers with quality-of-life struggles related to mental health issues into the virtual clinic and then to the provider in the consumer’s state of residence. These initial state physicians providing mental health services in the virtual clinic, will also have the ability to offer treatment in their clinic. The in-clinic model will use the Gen-2 clinical device, SYNC, while the virtual clinic will use the Gen-3 headset, HALO. This initial launch plan with state providers will develop and support multiple marketing verticals to drive the Nexalin brand and treatment as an alternative to medications and psychotherapy. We will work towards leveraging this physician/patient community to establish a national network of physicians that offer mental health evaluations and the Nexalin treatment in either a clinical setting or in the privacy of the patient’s home with medical supervision through the Nexalin app.

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

Additional research in China is being performed by Wider with the goal of publishing the findings in a peer reviewed journal. All research will be controlled by our team, with all trial designs requiring written final approval by our Chief Medical Officer. Clinical updates will be required every 30 days. Frequent in-person WeChat meetings will also be performed to ensure the integrity of the research efforts.

In addition to clinical trials in China and current studies in the United States required by the FDA, an additional study will be designed and planned with the 15 milliamp Gen-2 and Gen-3 devices to evaluate a large cohort of patients with insomnia. This trial will include a double-blind study design with active and sham groups. Patient selection screening will evaluate 150-200 subjects to acquire the number of patients needed for a successful trial. Each patient, upon enrollment, will be evaluated extensively prior to initiation of therapy. Patients will be treated a minimum of 20 separate times, with pre- and post-test screening. Moreover, upon completion of therapy, post-test examination will be performed not only immediately thereafter but also over the course of one to three months to establish not only efficacy but durability of the treatment. The results of this study will provide the basis of the PMA with the FDA for the treatment of Insomnia.

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

Clinical trials for the Gen-2 device were conducted in China during 2023. These clinical trials were funded by Wider, and its related companies, and was conducted at the Xuanwu Hospital, Capital Medical University in Beijing, China. The results were also published in General Psychiatry, an open-source, peer-reviewed scientific journal. The published results of the study concluded that repeated treatment with the Company’s neurostimulation device suggests an acute effect in reducing depressive symptoms in patients with treatment-resistant depression (“TRD”). In addition, no adverse events were observed during treatment. As part of the clinical study, 7 migraine patients were treated at the Xuanwu Hospital. Treatment was administered for 4 consecutive weeks via the forehead and both mastoid (twice per day, five days a week). Efficacy and adverse reactions were assessed at a two-week screening/baseline period followed by a four-week treatment phase. The study concluded that twice daily 15mA tACS, a unique form of non-invasive brain stimulation, offers an acute effective intervention for patients with TRD. The study showed that all patients with TRD had a significant reduction in depression symptoms after the four-week treatment, and all of them achieved a clinical response (defined as HAMD-17/ MADRS scores that decreased by 50% or more from the baseline). Additional Insomnia clinical trial results are expected in late 2026 with additional submissions for publication.

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

Manufacturing

Nexalin’s neurostimulation devices are manufactured primarily through third-party contractors in the United States. The Company relies on these manufacturers for the assembly, testing, and quality assurance of its products. All manufacturing is conducted in accordance with applicable regulatory standards, including FDA quality system regulations. Nexalin believes that its relationships with these manufacturers are sufficient to meet current production requirements, and it maintains alternate suppliers where feasible to mitigate supply chain risks.

Intellectual Property

Our commercial success depends in part on our ability to: obtain and maintain proprietary or intellectual property protection for our products, our core technologies and other know-how; operate without infringing on the proprietary rights of others; and prevent others from infringing on our proprietary or intellectual property rights.

Patents

Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We file patent applications directed to our key products to establish intellectual property positions. These patent applications are intended to protect these products as well as their uses in the treatment of diseases. We are the owner of 5 U.S. non-provisional utility patents, 2 U.S. design patents, 14 foreign design patents (all expiring between 2029 and 2040). In addition, we have 3 pending non-provisional U.S. utility patent applications, 14 pending foreign non-provisional utility patent applications and 1 pending foreign design patent application related to the electro-stimulation techniques related to our products and services. Our current patents cover a therapeutic electro-stimulation apparatus (the medical device) and the software used to create and administer the stimulation to the patient and our core technology utilized in the Gen-2 and Gen-3 system. We expect to file additional provisional and non-provisional patent applications and copyright protection pertaining to future Generation technology, proprietary software, and trademarks. The patent claims associated with the non-provisional patent applications will be defined and prepared in the filings. The intention is to continue building an intellectual property portfolio asset. Future research and development projects related to advancements in neurostimulation and neuromodulation technology will be identified and investigated for future patent filings.

Trademarks

In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. Our trademark portfolio currently consists of registered trademark rights for the mark, NEXALIN TECHNOLOGY and NEXALIN, in the United States and various foreign regions.

The current versions of the Gen-2 and Gen-3 devices are the culmination of two projects, each respectively spanning the last four years, conducted by Nexalin’s research and development team. As part of such projects, we are in the process of rebranding the Gen-2 and Gen-3 systems. The Gen-2 system, now equipped with a newly enhanced modern enclosure containing the 15 milliamp advanced waveform, will be marketed as “Gen-2 SYNC” and will be distinguished from the predecessor version of Gen-2 referred to as the “Original Gen-2.” The Gen-3 headset, with its pioneering capability to deliver treatment in the comfort and privacy of a patient’s own home, will be marketed as “Gen-3 HALO.” Nexalin has also filed related applications for trademark registration in the United States and some limited foreign regions and will file additional applications for appropriate trademarks in other countries, in connection with the rebranding. We have filed for NEXALIN SYNC in the US and various countries and “HALO” in the US. For the sake of clarity, the discussion herein collectively refers to Nexalin’s devices only as Gen-2 and Gen-3 without further differentiation resulting from the rebranding.

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

We file patent applications directed to our key products to establish intellectual property positions. These patent applications are intended to protect these products as well as their uses in the treatment of diseases. We are the owner of 5 U.S. non-provisional utility patents, 2 U.S. design patents, 14 foreign design patents, pending non-provisional U.S. utility patent applications, 14 pending foreign non-provisional utility patent applications and 1 pending foreign design patent application related to the electro-stimulation techniques related to our products and services. Our current patents cover a therapeutic electro-stimulation apparatus (the medical device) and the software used to create and administer the stimulation to the patient and our core technology utilized in the Gen-2 and Gen-3 system. We expect to file additional provisional and non-provisional patent applications and copyright protection pertaining to future Generation technology, proprietary software, and trademarks. The patent claims associated with the non-provisional patent applications will be defined and prepared in the filings. The intention is to continue building an intellectual property portfolio asset. Future research and development projects related to advancements in neurostimulation and neuromodulation technology will be identified and investigated for future patent filings.

Our trademark portfolio currently consists of registered trademark rights for the mark, NEXALIN TECHNOLOGY and NEXALIN, in the United States and various other foreign regions. In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we routinely seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patents and trademark protection, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position.

History

We were originally formed as a Nevada corporation on October 19, 2010, as Nexalin Technology, Inc. (“Nexalin Nevada”). On December 1, 2021, we completed a corporate reorganization pursuant to which Nexalin Nevada merged with and into a newly incorporated Delaware company of the same name, “Nexalin Technology, Inc.,” and, as a result, Nexalin succeeded Nexalin Nevada and our existing shareholders exchanged each of their shares in Nexalin Nevada for one twentieth (1/20th) of a common share of the newly formed Delaware corporation.

Corporate Information

Our principal executive offices are located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Our phone number is (832) 260-0222. Our website address is www.nexalin.com. We do not incorporate the information on or accessible through our website into this Report. We have included our website address in this Report solely as an inactive textual reference.

In addition, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements, and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Human Capital Resources

As of December 31, 2025, we had 8 full-time employees, our CMO is a consultant and we utilize varying levels of other consultants. These consultants, and our legal and financial advisors assist us in various areas related to regulatory, engineering, research and development, sales and marketing, legal, financial and other miscellaneous tasks necessary to run our business on day-to-day basis and to facilitate the development of new products.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We have historically utilized contractors to perform many of our services. Through this process, we believe that we have attracted highly qualified professionals.

Compensation and Benefits

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Medical device companies, both large and small, compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants as we attempt to scale our business, we will need to offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation to select employees. Bonus opportunity and equity compensation is expected to increase as a percentage of total compensation based on level of responsibility, and actual bonus pay-out would be based on performance. Pursuant to our 2023 Equity Incentive Plan (the “2023 Plan”), our Board of Directors is authorized to grant stock options and other stock awards to our employees, directors and consultants.

Health, Wellness and Safety

We believe that the safety and health of our employees and their families is essential to our business. Our culture is driven by a desire to do what is right, and we strive to support the well-being of our employees. We prioritize the safety and well-being of our employees even after they have faced both mental and physical challenges.

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

ITEM 1A. RISK FACTORS

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

We are a Delaware corporation with a limited operating history. We have funded our operations to date primarily with proceeds from private investors and the sale of our stock, including the proceeds from our initial public offering completed in September 2022 and a follow-on offering completed in July 2024 and May 2025. We have had only limited sales of our products and services to date. For the years ended December 31, 2025 and 2024, we incurred a net loss in the amount of approximately $8,222,000 and $7,607,000, respectively. Our accumulated deficit as of December 31, 2025 and 2024, was approximately $92,867,000 and $84,645,000, respectively.

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

Our independent accountant’s audit report included on this Report states that there is substantial doubt about our ability to continue as a going concern. We have incurred only losses since our inception, raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon us executing our business plan in the planned amount of time allotted and obtaining additional financing for our planned operations, if necessary. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us.

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

Although we have developed second- and third-Generation versions of our medical device, these have not yet been approved by the FDA for marketing or sales in the United States. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are currently not cash flow positive and are not certain when and if we will be cash flow positive. We incurred a net loss in the amount of approximately $8,222,000 for the year ended December 31, 2025. We will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

Risks Related to the Development of Our Products and Preclinical Program

We depend on the success of our future products, some of which are in clinical development but have not completed advanced clinical trials. If we fail to obtain regulatory approval for and successfully commercialize one or more of our products or if we experience significant delays in doing so, we may never become profitable.

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

Any further such reclassification by the FDA of an indication from a certain class of device to another during our development or post-commercialization for that indication could have a significant adverse impact due to the more rigorous and lengthy approval process required for a higher risk class medical device. Such a change in classification can significantly increase development costs and prolong the time for development and approval, thus delaying revenues. A reclassification of an indication after approval from a certain class of device to another could result in a change in classification for reimbursement, and therefore could have a significant negative impact on our revenues.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct clinical trials for our products, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials or failing to comply with applicable regulatory requirements.

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

Coverage and adequate reimbursement may not be available for our current or future products, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any products that we commercialize, if approved, will depend in part on the extent to which reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage and adequate reimbursement for the product. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether it will provide coverage for a therapy, what amount it will pay for the therapy and on what tier of its list of covered products, or formulary, it will be placed. The position on a payor’s formulary generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products, and providers are unlikely to prescribe our products, unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products and their administration.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and limiting reimbursement for medications and certain treatments utilizing digital technologies. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If adequate coverage or reimbursement is not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future products that we develop.

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

We currently hold $2 million in product liability insurance coverage in the aggregate, with a per incident limit of $2 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

As of December 31, 2025, we had 8 full-time employees, our CMO is a consultant and we utilize varying levels of other consultants, all located in the United States. As the clinical development of our products progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, product development and regulatory affairs, including a sales and marketing team for our existing products. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Significant disruptions of our third-party vendors’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation and unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technological environment or from computer viruses, natural disasters, terrorism, war or telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

The global tensions resulting from the Russia-Ukraine conflict and the conflict in Israel, Iran, the Gaza Strip, and other parts of the Middle East have increased supply interruptions throughout the world and in the United States and may hinder our ability to find the materials we need to make our products. Although, to date, there has been minimal effect upon our business, supply disruptions could make it harder for us to find favorable pricing and reliable sources for the materials we need, putting upward pressure on our costs and increasing the risk that we may be unable to acquire the materials and services we need to continue to make certain products.

Risks Related to Doing Business in China

The medical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our products.

A portion of our research is conducted in China through the Joint Venture, We believe the Joint Venture will confers clinical, commercial and regulatory advantages, but may subject the Joint Venture and us to significant regulatory, liquidity, and enforcement risks. The medical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. In recent years, the regulatory framework in China regarding the medical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our products in China and reduce the current benefits we believe are available to us from researching our products in China. The PRC authorities have become increasingly vigilant in enforcing laws in the medical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned. In the event that there are changes, we and the Joint Venture will take any and all actions to remain in compliance with any such laws or regulations or detailed implementations and interpretations thereof.

There may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws.

We are conducting our research in China through the Joint Venture. The Joint Venture is physically located in and was formed under the laws of Hong Kong. Our joint venture partner, Wider, is located in China. As a result, it may be difficult to effect service of process upon the Joint Venture inside China. It may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the Joint Venture. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the Joint Venture predicated upon the civil liability provisions of the securities laws of the United States or any state.

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

A portion of our operations are conducted in China through the Joint Venture. Accordingly, our business, results of operations, financial condition and prospects may be influenced to a significant degree by economic, political, legal and social conditions in China. China’s economy differs from the economies of developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth over the past thirty years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the PRC government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in China, which may adversely affect our business and results of operation. More generally, if the business environment in China deteriorates from the perspective of domestic or international investment, our business in China may also be adversely affected.

Uncertainties with respect to the PRC legal system could adversely affect us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

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

The approval of the China Securities Regulatory Commission, and other compliance procedures may be required in connection with any offering we may make and, if required, we cannot predict whether we will be able to obtain such approval.

On December 24, 2021, the China Securities Regulatory Commission (CSRC), issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies, and the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies. On February 17, 2023, the CSRC promulgated the Trial Measures for Overseas Listing and the Guidelines for Overseas Listing, or the Filing Rules, which became effective on March 31, 2023.

The new regulations require PRC companies that are listed or in the process of being listed on foreign exchanges (“PRC Companies”) to make certain filings with the CSRC. The new regulations authorize the CSRC to review such fillings, penalize relevant PRC Companies or people in charge, or report to overseas securities regulatory institutions in case of violation of the Trial Measures, in order to ensure PRC Companies are in compliance with PRC regulations and policies. Failure to file as required could subject us or our controlling stockholders to fines and penalties, which may be significant. As of the date of this Report, the CSRC has not published any additional supplemental regulations or guidelines as to PRC Companies and there remains uncertainty regarding the interpretation and enforcement of those newly enacted PRC laws.

As of the date of this Report, (i) our business operations are carried on primarily outside of China; and (ii) we do not maintain any variable interest entity structure or operate any data center in China. We do not believe that sales of our devices to Wider to date constitute doing business in China. However, we may still be subject to PRC laws relating to, among others, data security and restrictions over foreign investments due to the complexity of the regulatory regime in China, and the recent statements and regulatory actions by the PRC government relating to data security may affect only that portion of the Joint Venture’s business operations conducted in China. Our securities are not being offered or sold directly or indirectly in China to or for the benefit of, legal or natural persons of the PRC. Therefore, we have not obtained the approval from either the CSRC or the Cyberspace Administration of China (the “CAC”) for any offering we may make in the future, and we do not intend to obtain the approval from either the CSRC or the CAC in connection with any such future offering, since we do not believe that such approval is required under these circumstances. Under the PRC’s current legal system, Chinese citizens have the right to purchase securities publicly issued by overseas companies through legal channels and enjoy corresponding benefits of such ownership. Ownership of such securities does not require approval from the CSRC or the CAC.

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

The PRC government has significant influence by enforcing existing rules and regulation, adopting new ones, or changing relevant industrial policies in a manner that may materially increase our compliance cost, change the relevant industry landscape in which we operate or otherwise cause significant changes to our business operations in China, which could result in material and adverse changes in our operations and cause the value of our securities to significantly decline or be worthless.

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

Article 3 of Anti-Monopoly Law of the People’s Republic of China prohibits “monopolistic practices,” which include: a) the conclusion of monopoly agreements between operators; b) the abuse of dominant market position by operators; c) concentration of undertakings which has or may have the effect of eliminating or restricting market competition. According to Article 19, the operator(s) will be assumed to have a dominant market position if it has following situation: a) an operator has 50% or higher market share in a relevant market; b) two operators have 66% or higher market share in a relevant market; c) three operators have 75% or higher market share in a relevant market. We believe we have not conducted any monopolistic practices in China, and that recent statements and regulatory actions by the Chinese government do not impact our ability to conduct business, accept foreign investments, create the Joint Venture with Wider, establish our WOFE in China or list on a U.S. or other foreign stock exchange. However, there can be no assurance that regulators in China will not promulgate new laws and regulations or adopt new series of regulatory actions which may require us or the Joint Venture to meet new requirements on the issues mentioned above.

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Because certain of our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. Recently, the U.S government has announced substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs and trade restrictions on goods from China. In response to these measures, China has retaliated by imposing tariffs on certain goods from the U.S. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese contract manufacturing organizations may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technologies and products, or if the scope of the patent protection obtained is insufficient, our competitors could develop and commercialize technologies and products similar or identical to ours, and our ability to successfully commercialize our technologies and products may be impaired.

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

To market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain approval from the FDA in the United States. The regulatory approval process outside the United States generally includes all the risks associated with obtaining approval from the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Further, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

Risks Related to Ownership of Our Common Stock and Our Status as a Public Company

The trading price of our common stock has been and is likely to be volatile and to fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been, and is likely to be, volatile. The stock market in general and the market for companies in our industry in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Volatility in our common stock is also subject to risks and uncertainties, including those discussed in this “Risk Factors” section. These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. As a result of this volatility, investors may not be able to sell their shares at or above the price paid.

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

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Stock Market LLC, Nasdaq could delist our common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

On January 21, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 20, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 20, 2026. If the Company is not in compliance with the Minimum Bid Requirement by July 20, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity for our common stock;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to obtain additional financing in the future.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We do not currently have and may never obtain research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

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

Our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially own approximately 22.14% of our outstanding common stock, based on the number of shares of our common stock outstanding as of March 23, 2026. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

Provisions in our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired more than 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, including claims under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading prices for our securities may be more volatile. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the completion of our initial public offering. However, if any of the following events occur prior to the end of such five-year period, (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a “large accelerated filer,” (as defined in Rule 12b-2 under the Exchange Act), we will cease to be an emerging growth company prior to the end of such five-year period. We will be deemed to be a “large accelerated filer” at such time that we (a) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed fiscal year, (b) have been required to file annual and quarterly reports under the Exchange Act, for a period of at least twelve months and (c) have filed at least one annual report pursuant to the Exchange Act.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding executive compensation in this Report and our other periodic reports and proxy statements.

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

We have identified material weaknesses in our internal controls over financial reporting, which could impair our ability to produce accurate financial statements on a timely basis.

We are subject to the reporting requirements of the Exchange Act, as amended, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules and regulations of Nasdaq. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting (“ICFR”).

As required by Section 404 of Sarbanes-Oxley t, we must evaluate and test our ICFR in order for management to report on the effectiveness in our Annual Report on Form 10-K filing for each fiscal year. This requires us to incur substantial additional professional fees and internal costs, expand our accounting and finance functions, and devote significant management time and attention.

As of the fiscal year ended December 31, 2025, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our management concluded that our disclosure controls and procedures were not effective due to the following material weaknesses in our internal control over financial reporting:

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

As described in Item 9A-Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting, the Company has begun, and will continue the process of remediating its identified material weaknesses. Management’s continuing evaluation and work to enhance the Company’s internal control over financial reporting has required and will continue to require the dedication of additional resources and management time and expense. If the Company fails to maintain the effectiveness of its ICFR, including any failure to implement new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed, and the Company could fail to meet its financial reporting obligations, which in turn could affect the market price of the Company’s securities. In addition, perceptions of the Company among lenders, investors, securities analysts and others could also be adversely affected. The current material weaknesses or any weaknesses or deficiencies identified in the future could also hurt confidence in the Company’s business and the accuracy and completeness of the Company’s financial statements.

The Company can give no assurances that the remediation measures it has implemented and will begin implementing, or any future measures it may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise or be identified in the future due to the Company’s failure to implement and maintain effective internal control over financial reporting. In addition, even if the Company is successful in strengthening its controls and procedures, those controls and procedures may not be effective to prevent or identify irregularities or ensure the fair and accurate presentation of the Company’s financial statements included in its periodic reports filed with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have a sub-lease (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under an operating lease. Management and supporting staff are located at this location. The initial sub-lease expired in January of 2024. The Company entered into a new sublease for the same parties for additional space, which expired in February 2026, at which time the Company is paying month to month. Pursuant to the sublease, we paid the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him.

We do not own or operate manufacturing facilities for the production of any of our products, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We believe our current premises are sufficient for our needs at this time and for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. As of the date of this Report, there are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company other than the following:

Employment Development Department

The Company entered into a settlement discussion with the Employment Development Department (EDD) of the State of California. This matter involved issues related to our previous management’s classification of certain work provided to or on behalf of the Company’s business as contract labor instead of employee labor. The total amount involved was approximately $300,000. Management petitioned for reassessment and believed the workers at issue were indeed actual contractors and not employees. We have no business in California other than one part time and one full time worker residing in California. The EDD approved a significant downward adjustment in our outstanding employment tax liability to approximately $40,000 and later to approximately $30,000. All amounts were paid prior to December 31, 2025 and this matter is settled.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “NXL.”

Equity Holders

As of March 23, 2026, the number of stockholders of our common stock of record was approximately 794 persons and the last reported closing price per share of our common stock on such date was $0.41 The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.

Dividends

We have not declared or paid any cash dividends on its common stock since inception. We do not intend to pay any cash dividends at this time or in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, the Company granted stock options to purchase an aggregate of 1,075,539 shares of its common stock and issued an aggregate of 1,101,416 shares of restricted common stock under the Company’s 2023 Equity Incentive Plan. The stock options are exercisable in accordance with their respective award agreements. The securities were to employees, officers, directors and consultants in consideration for services rendered to the Company.

Repurchase of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Nexalin’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023, and amendments to the 2023 Plan were approved by our stockholders on August 26, 2024 and July 15, 2025, to provide for additional shares to be available for the grant of awards. The 2023 Plan provides that the maximum number of shares of common stock available for the grant of awards under the 2023 Plan shall be 9,000,000, subject to adjustment for stock dividends, stock splits or similar events.

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

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders	4,113,617	$1.12	761,405
Plans not approved by shareholders	-	-	-

On December 19, 2025, the Board and the Compensation Committee approved the grant of stock options to certain employees and Board members, subject to shareholder approval of an amendment to the 2023 Plan to increase the number of shares available for issuance. As of December 31, 2025, shareholder approval had not been obtained, and therefore no grant date had occurred, and no compensation expense has been recognized. The table above does not include 2,400,000 shares underlying stock options that are contingent on the above shareholder approval.

See Item 11. “Executive Compensation” for a discussion of certain stock related compensation agreements with certain of our executive officers.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our financial statements and the related notes and other financial information included elsewhere in this Report. References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. and its subsidiaries. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors” in this Report. Our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

Nexalin Technology, Inc. is a medical device company focused on developing innovative neurostimulation products to address the global mental health epidemic. The Company generates limited domestic revenue primarily from legacy Gen-1 device licensing fees and electrode sales, as U.S. marketing of new Gen-1 devices has been paused following the FDA’s December 2019 reclassification of cranial electrotherapy stimulation devices and international sales of our Gen-2. Revenue continues to be derived from sales of Gen-1 devices and supplies internationally. During fiscal year 2025, the Company advanced its next-generation product development, with the FDA formally accepting the Company’s Q-Submission for its Gen-2 SYNC system targeting Alzheimer’s disease and dementia, and clinical trials for the Gen-3 HALO device for insomnia in the United States. Management’s priorities include obtaining FDA clearance for its Gen-2 and Gen-3 devices and executing U.S. clinical trials. The Company faces significant challenges, including substantial doubt about its ability to continue as a going concern due to recurring losses and negative cash flows, a requirement to regain compliance with Nasdaq’s minimum bid price requirement, and material weaknesses in internal control over financial reporting related to segregation of duties and IT access controls. As of December 31, 2025, the Company had cash and cash equivalents and investments of approximately $3.7 million and an accumulated deficit of approximately $92.9 million. The Company intends to fund operations through its at-the-market offering facility and other financing activities, though there can be no assurance that sufficient capital will be available on acceptable terms, or at all. The neurostimulation industry remains competitive and subject to rapid technological change, and the Company’s success depends on its ability to obtain regulatory approvals, protect its intellectual property, and achieve market acceptance for its products.

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

Our financial results for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Year Ended December 31,
	2025	2024	Change	Change(1)
			$	%
Revenues, net	$301,647	$168,721	$132,926	79%
Cost of revenues	61,373	36,593	24,780	68%
Gross profit	240,274	132,128	108,146	82%

Operating expenses:
Professional fees	1,270,109	966,815	303,294	31%
Salaries and benefits	1,879,283	1,500,089	379,194	25%
Selling, general and administrative	4,398,241	4,228,986	169,255	4%
Research and development	1,083,522	1,190,884	(107,362)	(9%)
Total operating expenses	8,631,155	7,886,774	744,381	9%

Loss from operations	(8,390,881)	(7,754,646)	(636,235)	8%

Other income, net:
Interest income, net	8,240	3,193	5,047	158%
Gain on sale of short-term investments	126,940	130,110	(3,170)	(2%)
Other income	34,568	9,310	25,258	271%
Total other income, net	169,748	142,613	27,135	19%
Loss before provision for income taxes	$(8,221,133)	$(7,612,033)	$(609,100)	8%

Provision for income taxes	-	-	-	0%

Loss before net (loss)/earnings of affiliate	(8,221,133)	(7,612,033)	(609,100)	8%
Net (loss)/earnings of affiliate	(1,048)	4,851	(5,899)	(122%)
Net loss	$(8,222,181)	$(7,607,182)	$(614,999)	8%

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	919	(108)	1,027	(951%)
Comprehensive loss	$(8,221,262)	$(7,607,290)	$(613,972)	8%

(1)	Percentages may not foot due to rounding.

Revenues

For the years ended December 31, 2025 and 2024, we generated approximately $302,000 and $169,000 respectively, of revenue primarily from the sale of Devices and Licensing and treatment fee agreements with our customers for which we charge a monthly licensing fee for the duration of the agreement. We also generated revenue from treatment fee agreements by collecting fees based on the number of treatments per month to customers. In addition, we derived revenue from Equipment by selling boards, electrodes and patient cables to customers for use with our devices. The approximate $133,000 increase in revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in Device sales of approximately $81,000 due to increased units sold to international customers in 2025. In addition, Equipment sales increased by approximately $47,000 from increased sales of electrodes and cables. Other revenue also increased by approximately $26,000 from shipping income and other miscellaneous service income during the year. This was offset by a decrease in Licensing fees of approximately $20,000.

Cost of Revenues and Gross Profit

For the years ended December 31, 2025 and 2024, cost of revenues was approximately $61,000 and $37,000, respectively, yielding a gross profit of approximately $240,000 and $132,000, respectively, or 80% and 78% gross profit, respectively. The change in gross profit was not material based on the revenue levels at this time. The slight increase in gross profit was a result of the mix of revenue types during the periods.

Operating Expenses

Total operating expenses for the years ended December 31, 2025 and 2024 were approximately $8,631,000 and $7,887,000, respectively, an increase of approximately $744,000, consisting of increases in; salaries and benefits expenses of approximately $379,000, selling, general and administrative expenses of approximately $169,000 and in professional fees expenses of approximately $303,000. This was offset by a decrease in research and development expenses of approximately $107,000.

The salaries and benefits cost increases of approximately $379,000 were primarily attributable to additional compensation related to three new employees, bonuses and normal pay, taxes and benefit increase throughout the organization.

Selling, general and administrative cost increases of approximately $169,000 were due to increases of approximately $227,000 in consulting expenses for additional international distribution services and other advisory services, approximately $30,000 of increases in rent for additional space in 2025 and approximately $40,000 for the build out of a new website and marketing material, offset by decreases in insurance of approximately $50,000, in travel expenses of approximately $60,000. The remaining net decrease of approximately $17,000 was due to various immaterial changes in various accounts during the year.

The increase in professional fees of approximately $303,000 was primarily due to increases of approximately $45,000 in accounting, $90,000 in legal and $10,000 in printing. These increases are primarily attributable to increased services during the year from the capital raise and other registration statement activity. Additionally, there was an increase of approximately $177,000 for marketing and investor related activity. The remaining net decrease of approximately $19,000 was due to various immaterial changes in various accounts during the year.

Research and development costs decreased by approximately $107,000 from December 31, 2024 to December 31, 2025. The primary decrease was related to a one-time non-cash compensation charge in 2024 for approximately $400,000 for shares of common stock issued to our Joint Venture party, Wider, for research activities and a reduction of approximately $43,000 of decreased costs related to the SYNC desktop project. This was offset by increases to various research and development projects consisting of the following; increase of approximately $170,000 for development cost related to our virtual clinic APP, increase cost of approximately $109,000 associated with the HALO development project, and increase costs of approximately $51,000 for clinical trials (UCSD and Brazil). The remaining net increase of approximately $6,000 was due to various immaterial changes in various accounts during the year.

Other Income, net

Other income, net as of December 31, 2025 and 2024 were approximately $170,000 and $143,000 respectively, consisting of interest and dividend income and gain on the sale of short-term investments. The increase in other income was primarily due to an adjustment in a settlement liability that was settled in 2025.

Liquidity and Capital Resources

Working Capital

	December 31, 2025	December 31, 2024
Current assets	$4,299,270	$3,961,141
Current liabilities	887,333	546,694
Working capital	$3,411,937	$3,414,447

Current assets increased for the year ended December 31, 2025 primarily as a result of an increase in short-term investments and cash and cash equivalents as a result of a capital raise and use of our ATM program. Accounts receivable also increased as a result of additional revenue near year end.

Current liabilities increased for the year ended December 31, 2025 due to an accounts payable increase from to timing of payments. Accrued expense increased due to additional bonuses earned and not paid out at year end.

“At-the-Market” Offering

On October 15, 2025, we entered into an Amendment No. 2 to that certain equity distribution agreement, dated April 29, 2025 (as amended by that certain Amendment No. 1 to the Equity Distribution Agreement, dated May 5, 2025, the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”), under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Maxim, up to an aggregate offering price of approximately $4,273,000 (“ATM”). During the year ended December 31, 2025 we sold 691,407 shares of our common stock for approximately $643,000 of gross proceeds. The total commissions and related legal and accounting fees were approximately $119,000 as of December 31, 2025 and we received net proceeds of approximately $524,000.

Subsequent to December 31, 2025, we have sold 1,395,300 shares of our common stock under this program for gross proceeds of approximately $780,000 and net proceeds of approximately $756,000.

As of March 23, 2026, we had remaining capacity to sell up to an additional approximate $2,850,000 worth of common stock under the ATM program.

Cash Flows

The following table summarizes our consolidated cash flows for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(4,957,658)	$(3,944,390)
Net cash used in investing activities	$(131,991)	$(577,539)
Net cash provided by financing activities	$5,169,947	$4,516,184

Net Cash Used In Operating Activities

Net cash used in operating activities was approximately $4,958,000 for the year ended December 31, 2025, as compared to $3,944,000 for the year ended December 31, 2024, an increase of approximately $1,014,000, which was primarily due to an increase in net loss of approximately $615,000, or approximately $1,121,000 adjusted for non-cash expenses. The remaining change was due to changes in operating assets and liabilities for the respective periods; a increase in accounts payable of approximately $92,000, a decrease in prepaid expenses and other current assets of approximately $91,000, increase in inventory of approximately $45,000, an increase in lease liability of approximately $4,000, an increase in accrued expenses of approximately $123,000 and decrease in accounts receivable of approximately $65,000.

Net Cash Used In Investing Activities

Net cash used in investing activities during the year ended December 31, 2025, and 2024 was approximately $132,000 and $578,000, respectively. For the year ended December 31, 2025 this was due to short-term investment sales of approximately $40,725,000 offset by purchases of approximately $40,760,000 of short-term investments and the purchase of patents and trademarks of approximately $97,000. Net cash used in investing activities during the year ended December 31, 2024, of approximately $578,000 was due to short-term investment sales of approximately $33,224,000 offset by purchases of approximately $33,631,000 of short-term investments and the purchase of patents and trademarks of approximately $170,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 and 2024 was approximately $5,170,000 and $4,516,000, respectively. The increase in 2025 was primarily due to a higher level of common stock sales, including the initial utilization of our at-the-market (“ATM”) equity program in 2025, which was not utilized in 2024.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing development costs, legal and other regulatory expenses, and general administrative costs. Although we have produced Gen-2, which is selling internationally where it is approved for certain utilizations by medical practitioners, the successful development of our future products is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of Gen-3 and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows from revenues will enable us to be cash flow positive. This is due to the numerous risks and uncertainties associated with developing products, including, among others, the uncertainty of:

●	successful enrolment in, and completion of clinical trials;

●	performing preclinical studies and clinical trials in compliance with the FDA and/or any comparable regulatory authority requirements;

●	the ability to outsource the manufacture of our products for development, clinical trials and/or potential commercialization;

●	obtaining and maintaining patent, trademark and trade secret protection for our products;

●	scaling the commercial sales of products, if and when approved, whether alone or in collaboration with others;

●	acceptance of existing therapies, and future therapies, if and when approved, by healthcare providers, physicians, clinicians, patients and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	protecting our rights in our intellectual property portfolio; and

●	maintaining a continued acceptable safety profile of our products following approval.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a significant accumulated deficit of approximately $92,867,000. For the year ended December 31, 2025, the Company had a net loss of approximately $8,222,000 and negative cash flows from operations of approximately $4,958,000. The Company will continue to service existing customers in the United States as well as sell devices and equipment overseas. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans including clinical trials through 2026 and beyond, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and utilization of our ATM program. As of December 31, 2025, the Company had cash and cash equivalents on hand of approximately $655,000 and short-term investments of approximately $3,068,000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Report.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from overseas opportunities and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of December 31, 2025 and have concluded that we will not have sufficient cash and cash equivalents and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these consolidated financial statements. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Effects of Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the periods presented.

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

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our consolidated financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 3 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplemental Data” of this Report.

Recent Accounting Pronouncements

See Note 3 – Summary of significant accounting policies and new accounting standards in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report for a summary of recently adopted accounting pronouncements.

Contractual Obligations

See Note 7 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report for a summary of our contractual obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Factors That May Affect Future Results and Financial Condition

The information contained under the caption “Risk Factors” beginning on page 18 of this Report provides examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Readers should be aware that the occurrence of any of the events described in these risk factors could have a material adverse effect on our business, results of operations and financial condition. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Nasdaq

In September 2025, our IPO warrants expired, and a Form 25 was filed with the SEC to indicate that the warrants had expired and were delisted. The common stock of the Company will continue to trade on the Nasdaq Capital Market under the symbol “NXL”.

Minimum Bid Price Requirement

We are required to maintain a minimum bid price of $1.00 per share. On January 21, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 20, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 20, 2026. If the Company is not in compliance with the Minimum Bid Requirement by July 20, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by Item 7A.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our internal control over financial reporting as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our internal control over financial reporting was not effective due to the following material weaknesses:

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

The deficiencies described above, if not remedied, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

To address our material weakness, we intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, and by hiring qualified personnel with experience and knowledge in accounting and financial reporting, subject to budget limitations. During this year, we hired a new full-time CFO with experience and knowledge in accounting and financial reporting and anticipate hiring additional personnel as resources allow. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and Management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our internal control over financial reporting was not effective at December 31, 2025, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this Report. Accordingly, we believe, based on our knowledge that: (i) this Report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report; and (ii) the consolidated financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Report.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age as of March 23, 2026, and position of the individuals who currently serve as our directors and executive officers. The following also includes certain information regarding the individual experience, qualifications, attributes and skills of our directors and executive officers.

Name	Age	Position
Executive Officers:
Mark White	65	President, Chief Executive Officer, Director
Justin Van Fleet, CPA	45	Chief Financial Officer
David Owens, M.D.	64	Chief Medical Officer, Director
Carolyn Shelton	64	Senior Vice President of Quality, Clinical and Regulatory

Non-Employee Directors:
Leslie Bernhard	82	Director
Alan Kazden	65	Director
Ben Hu, M.D.	68	Director

Executive Officers and Significant Employees

Mark White, President and Chief Executive Officer, Board of Directors

Mr. Mark White has been with Nexalin since 2012, first as an independent consultant from 2012 to 2018, and then as President and Chief Executive Officer from 2018 to present. Mr. White is a versatile health technology executive with over twenty-five years in leadership roles spanning medical device development, clinical operations and business development. Prior to joining Nexalin, he owned and operated his own clinics and addiction centers, where he saw first-hand the positive results the technology achieves. Early in his career, Mr. White spent several years building companies and recruiting successful management teams to accelerate growth across several industries. Mr. White attended the University of Houston where he received a degree in business management.

Justin Van Fleet, CPA, Chief Financial Officer

Mr. Van Fleet has served as Chief Financial Officer of Nexalin since 2025. Prior to joining Nexalin, Mr. Van Fleet was a partner in the assurance practice of Marcum LLP and predecessor firm Friedman LLP. He has over twenty years of experience in public accounting, including auditing life sciences companies on financial reporting, internal controls, and regulatory compliance matters. Mr. Van Fleet holds a Bachelor of Science degree from the State University of New York at New Paltz and is a Certified Public Accountant licensed in the States of New York and New Jersey.

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

Carolyn Shelton, Senior Vice President of Quality, Clinical and Regulatory

Ms. Carolyn Shelton joined the Company in September 2024 as its Senior Vice President of Quality, Clinical and Regulatory. She is an expert in regulatory affairs, clinical and quality assurance specializing in U.S. FDA and international regulatory approvals. Prior to joining Nexalin, Ms. Shelton served as Vice President, Regulatory, Quality and Clinical of Openwater Health, LLC, Vice President, Worldwide Regulatory, Quality, Medical Affairs, and Product Steward for Advanced Sterilization Products, Inc., and Vice President, Regulatory, Quality, Medical Affairs, and Clinical for Medtronic. Ms. Shelton holds a bachelor’s degree in organizational management from Crichton College.

Non-Employee Directors

Leslie Bernhard, Chairman of the Board

Ms. Leslie Bernhard is the founder of AdStar, Inc., an electronic ad intake service to the newspaper industry, and previously served as its president, chief executive officer and executive director. Her current and prior service on other public company boards includes Milestone Scientific, Inc., where in addition to being chair Ms. Bernhard was also interim chief executive officer; Sachem Capital Corp., a Connecticut-based real estate investment trust; Universal Power Group, Inc., a global supplier of power solutions; and Sharplink Inc., a leading Ethereum (ETH) treasury platform. Ms. Bernhard holds a B.S. Degree in Education from St. John’s University.

Alan Kazden

Mr. Alan Kazden was an original investor in Nexalin and has served as a Director since 2019. Mr. Kazden has over 35 years as a CPA with diverse experience consulting with emerging growth companies in strategic business planning, partnering, raising capital, and acting as a virtual CFO. He also has experience as an auditor. Prior to joining Nexalin, Mr. Kazden worked and continues to work in various industries such as technology, manufacturing & distribution, real estate, health care, entertainment, and emerging growth companies. Mr. Kazden holds a bachelor’s degree in business administration from California State University, Long Beach.

Ben V. Hu M.D.

Dr. Ben V. Hu is a founding investor and shareholder in Nexalin. Dr. Hu is currently in private practice in Ohio, focusing on Ophthalmology. Since 2018, he has advised the Nexalin executive team on market development strategies and clinical trial structures to support marketing and distribution at a global level. Dr. Hu is also an advisor and member of the Board of Directors of Med-logics Inc., a company developing a surgical technology for cataract surgery utilizing a new patented technology. Dr Hu was awarded his Doctor of Medicine in 1983 from Case Western University and his Chemical Engineering degree from MIT School of Chemical Engineering.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our Board of Directors currently consists of five members. There are no contractual obligations regarding the nomination, appointment, or election of our directors. Our Nominating and Corporate Governance committee and our Board of Directors may therefore consider a broad range of factors relating to the qualifications and background of nominees. Our Nominating and Corporate Governance committee’s and our Board of Directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation, or removal. Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

Under certain agreements with U.S. Asian Consulting Group LLC, U.S. Asian was granted a right to appoint one director to our Board of Directors. To date, U.S. Asian has not exercised this right.

Director Independence

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Ms. Leslie Bernhard, Mr. Alan Kazden and Dr. Ben Hu M.D. have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our share capital held by each non-employee director.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which will have the composition and responsibilities described below. From time to time, the board may establish other committees to facilitate the oversight of our business. The charters for each of our committees is available on our website at https://nexalin.com.

Audit Committee

Our Audit Committee is composed of our three independent directors, Leslie Bernhard, Alan Kazden and Ben Hu M.D. Our Board of Directors has determined that each of these persons are independent within the meaning of applicable Nasdaq listing requirements and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Leslie Bernhard is the Chair of the Audit Committee; our Board of Directors has determined that she is an “audit committee financial expert” as defined by SEC rules and regulations. Our Board of Directors has determined that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley, applicable Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and we intend to comply with the future requirements to the extent that they become applicable to our Audit Committee. The principal duties and responsibilities of our Audit Committee include:

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

Compensation Committee

Our Compensation Committee is composed of three directors, Alan Kazden, Leslie Bernhard and Ben Hu, M.D., each of whom is a non-employee member of our board of directors as defined in Rule 16b-3 under the Exchange Act. Alan Kazden is the Chair of the Compensation Committee. Our Board of Directors has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable requirements of Nasdaq listing rules and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of three directors, Alan Kazden, Leslie Bernhard, and Ben Hu, M.D. Leslie Bernhard is the Chair of the Nominating and Corporate Governance Committee. Our Board of Directors has determined that the composition of our Nominating and Corporate Governance Committee satisfies the applicable independence requirements under, and the functioning of our Nominating and Corporate Governance Committee complies with the applicable requirements of Nasdaq listing standards and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s duties and responsibilities include:

●	assessing the need for new directors and identifying individuals qualified to become directors;

●	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

●	assessing individual director performance, participation and qualifications;

●	developing and recommending to the board corporate governance principles; and

●	monitoring the effectiveness of the board and the quality of the relationship between management and the board.

Board Leadership Structure

Our corporate governance guidelines provide that, if the chairman of the Board is a member of management or does not otherwise qualify as independent, the independent directors of the Board may elect a lead director. The lead director’s responsibilities will include, but not be limited to: presiding over all meetings of the Board of Directors at which the chairman is not present, including any executive sessions of the independent directors; approving Board meeting schedules and agendas; and acting as the liaison between the independent directors and the chief executive officer and chairman of the Board. Our corporate governance guidelines will further provide flexibility for our Board of Directors to modify our leadership structure in the future as it deems appropriate.

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

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics, or the code of conduct, applicable to all our employees, executive officers and directors (the “Code of Ethics”). The Code of Ethics is filed as Exhibit 99.1 to this Report and is available on our website at www.nexalin.com. The Nominating and Corporate Governance Committee of our Board of Directors will be responsible for overseeing the Code of Ethics and must approve any waivers of the code of conduct for employees, executive officers and directors. We expect that any amendments to the Code of Ethics, or any waivers of its requirements for any executive officer or director, will be disclosed on our website.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers, and persons who beneficially own more than 10% of our common stock to file beneficial ownership reports with the SEC. Based solely on our review of Section 16(a) reports filed electronically with the SEC and our knowledge of certain transactions with directors and officers, all Section 16 reporting persons were in compliance with all Section 16(a) filing requirements with respect to the year ended December 31, 2025, except for a Form 4 filed by Dr. David Owens on January 24, 2025, reporting a transaction on January 13, 2025. The delinquent filing was inadvertent.

Insider Trading Policy

The Board of Directors has adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and other dispositions of Nexalin securities that applies to all personnel of Nexalin and its subsidiaries, including directors, officers, employees, and immediate family members of any of the foregoing individuals. Nexalin believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the years ended December 31, 2025, which consist of our principal executive officer and our other most highly compensated executive officers, were:

●	Mark White, our President, Chief Executive Officer and Director

●	David Owens, M.D., our Chief Medical Officer and Director

●	Carolyn Shelton, our Senior Vice President of Quality, Clinical and Regulatory

Summary Compensation Table

The following Summary Compensation Table sets forth all compensation earned in all capacities during the fiscal years ended December 31, 2025 and 2024 by (i) our principal executive officer, and (ii) our two most highly compensated executive officers, other than our principal executive officer, who were serving as an executive officer as of December 31, 2025 and whose total compensation for the 2025 fiscal year, as determined by Regulation S-K, Item 402, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the Named Executive Officers):

Name and Principal Position	Year	Salary $	Bonus $		Option Awards(1)(2) $		Other Compensation $		Total $
Mark White	2025	300,000	280,000	(3)	241,476	(4)	18,000	(6)	839,476
Chief Executive Officer	2024	300,000	220,000	(3)	490,470		18,000	(6)	1,028,470

David Owens, M.D.	2025	-	-		450,077	(4)	50,600	(7)	500,677
Chief Medical Officer	2024	-	-		661,452		211,688	(7)	873,140

Carolyn Shelton(8)	2025	300,000	40,000	(8)	51,180	(5)	-		391,180
Senior Vice-President of Quality, Clinical and Regulatory	2024	93,500	20,000	(8)	174,534		-		288,034

(1)	The amounts reported in these columns represent the aggregate grant date fair value of each stock option grant in the applicable years, calculated in accordance with FASB ASC Topic 718. See Note 6 — Stockholders’ Equity, to our Consolidated Financial Statements attached to this Report for the assumptions used to determine the grant date fair value of the stock options.
(2)	Messrs. White and Owens’s option awards include year two and three of performance-based option award earned in 2024 and 2025, respectively.
(3)	Pursuant to the terms of his employment agreement, Mr. White was awarded a bonus of $280,000 and $220,000 in 2025 and 2024. Such bonus amount will be paid during the years ended December 31, 2025 and 2026.
(4)	Does not include the December 19, 2025 contingent stock option approved by the Board, pending shareholder approval for 1,000,000 common shares.
(5)	Does not include the December 19, 2025 contingent stock option approved by the Board, pending shareholder approval for 100,000 common shares.
(6)	This amount reflects a vehicle allowance provided by the Company.
(7)	This amount reflects a vehicle allowance provided by the Company ($15,600 per year) and non-cash fees earned as a board member ($35,000). In 2024 it also includes an option award issued for Board services.
(8)	Ms. Shelton commenced employment as our Senior Vice-President of Quality, Clinical and Regulatory as of September 16, 2024. Ms. Shelton is entitled to a $40,000 annual bonus per her employment contract.

Annual Base Salary

Base salaries for our executives are initially established through arm’s length negotiation at the time the executive is hired, considering such executive’s qualifications, experience, prior salary, the scope of his or her responsibilities and competitive market compensation paid by other companies for similar positions within the industry. Base salaries are to be reviewed annually in the first quarter by our compensation committee and approved by our board of directors in connection with our annual performance review process. Salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. In making decisions regarding salary increases, we may also confer with a compensation consultant or draw upon the experience of members of our board of directors with other companies.

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

On July 1, 2023, the Company entered into a new employment agreement with Mark White to serve as Chief Executive Officer, and a new services agreement with David Owens, M.D. to serve as Chief Medical Officer (“2023 employment agreements”). Each of the foregoing agreements are governed by three-year terms and provide compensation in the form of performance-and service-based stock option awards based on the closing price of the Company’s publicly traded common stock on the applicable date of grant.

Under the terms of his 2023 employment agreement, Mr. White was entitled to $300,000 annual salary, a sign on/retention bonus of $50,000 and 447,427 vested stock options. In addition, Mr. White may earn performance-based compensation of 939,597 stock options and up to $120,000 per annum of performance-based cash bonus and entitled to discretionary bonuses. The performance-based options may be awarded over three years based on annual performance-based criteria and subject to vesting and continued employment. The three years of performance criteria were met and all 939,597 stock options were met (with the third performance-based award vesting up to July of 2026). All options are exercisable at $0.894. Mr. White received a total of $280,000 and $220,000 of cash bonuses during the years ended December 31, 2025 and 2024, respectively.

On December 19, 2025 a contingent stock option approved by the Board, pending shareholder approval for 1,000,000 common shares, with an exercise price of $0.83 was awarded to Mr. White. As of the date of this Report, requisite shareholder approval has not been granted.

Under the terms of his 2023 employment agreement, Dr. Owens was awarded a sign on/retention bonus of 139,821 vested stock options and 654,363 performance-based stock options exercisable at $0.894 per share. The performance-based options may be awarded over three years based on annual performance-based criteria and subject to vesting and continued employment. The three years of performance criteria were met, and all 654,363 stock options were met (with the third performance-based award vesting up to July of 2026). Dr. Owens was awarded an additional 125,000 vested options exercisable at $2.95 during the year ended December 31, 2024. Dr. Owens was also awarded an additional 262,500 vested options exercisable at $0.94 during the year ended December 31, 2024 for board services. Dr. Owens was awarded an additional 303,125 vested options exercisable at $0.96 during the year ended December 31, 2025.

On December 19, 2025 a contingent stock option approved by the Board, pending shareholder approval for 1,000,000 common shares, with an exercise price of $0.83 was awarded to Dr. David Owens. As of the date of this Report, requisite shareholder approval has not been granted.

On September 16, 2024 an employment agreement was entered into with Ms. Shelton for annual compensation of $300,000 per year and a $40,000 annual bonus subject to certain milestones. She was awarded 90,620 performance-based stock option exercisable at $0.6621 per share. The performance-based options may be awarded over three years based on annual performance-based criteria and subject to vesting and continued employment. Ms. Shelton was issued an option for 20,000 shares of common stock (exercise price of $2.95) in December of 2024, which vest over 3 years.

On December 19, 2025 a contingent stock option approved by the Board, pending shareholder approval for 100,000 common shares, with an exercise price of $0.83 was awarded to Ms. Shelton. As of the date of this Report, requisite shareholder approval has not been granted.

The equity awards described above were granted under the 2023 Equity Incentive Plan (the “2023 Plan”), which was initially approved by stockholders on November 10, 2023. The 2023 Plan was most recently approved by our stockholders on July 16, 2025.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) Not exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Mark White	626,398	313,199	(1)	-	0.89	7/1/2033
Mark White	447,427	-		-	0.89	7/1/2033
David Owens, M.D.	436,242	218,121	(1)	-	0.89	7/1/2033
David Owens, M.D.	139,821	-		-	0.89	7/1/2033
David Owens, M.D.	262,500	-		-	0.94	12/12/2028
David Owens, M.D.	125,000	-		-	2.95	12/27/2029
David Owens, M.D.	203,125	-		-	0.96	8/29/2030
David Owens, M.D.	100,000	-		-	0.96	8/29/2030
Carolyn Shelton	30,207	60,413	(2)	-	0.66	9/25/2029
Carolyn Shelton	6,667	13,333	(3)	-	2.95	12/27/2029

(1)	Options become exercisable on July 1, 2026.
(2)	Option becomes exercisable in three equal annual installments beginning on September 15, 2025.
(3)	Option becomes exercisable in three equal annual installments beginning on December 27, 2025.

The table above does not include the December 19, 2025 contingent stock options approved by the Board, pending shareholder approval for 1,000,000 common shares for Mr. White and Dr. Owens and 100,000 common shares for Ms. Shelton.

Health and Welfare Benefits

We adopted a company medical benefit plan for all employees eligible to participate. The Company believes that the plan is usual and customary in nature to provide health coverage for all employees.

Non-Employee Director Compensation

The following table shows the compensation paid to our non-employee directors for the year ended December 31, 2025. All compensation earned by Mr. White and Dr. Owens has been reported in the “summary compensation table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan Kazden	-		35,000	-	35,000
Ben Hu, M.D.	-		35,000	-	35,000
Leslie Bernhard	61,000		-	-	61,000

Non-employee directors Alan Kazden, Ben Hu, M.D. and David Owens, M.D. are each to receive shares of our common stock equal to $35,000 per annum. Leslie Bernhard is to receive $36,000 per annum in cash.

Mr. Kazden will also receive a stock option for 100,000 shares of common stock on December 19, 2025 (exercise price $0.83), that was approved by the Board and is pending shareholder approval as of the date of this Report.

Ben Hu, M.D. will receive a stock option for 100,000 shares of common stock on December 19, 2025, that was approved by the Board (exercise price $0.83), pending shareholder approval as of the date of this Report.

Dr. David Owens, M.D. compensation is noted above in the Narrative of Summary Compensation table above.

Ms. Leslie Bernhard also earned a $25,000 cash bonus for the year ended December 31, 2025.

Our policy of compensating our non-employee directors is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders. See Item 5 of Part II above for additional information regarding the 2023 Plan.

Policies and Practices Related to the Grant of Equity Awards

Nexalin does not schedule the grant of stock options or other equity awards in anticipation of the disclosure of material nonpublic information, and we do not schedule the disclosure of material nonpublic information based on the timing of grants of stock options or other equity awards. We have not adopted any formal policy that would require the Compensation Committee or the Board of Directors to grant, or to avoid granting, stock options or other equity awards to our named executive officers or other employees at or during certain times. The Compensation Committee and the Board of Directors have granted stock options to executives and senior management in the past and may do so again in the future. During the year ended December 31, 2025, Nexalin did not grant stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material nonpublic information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our 20,581,646 shares of our common stock outstanding as of March 23, 2026 for:

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

Directors, Executive Officers and 5% Shareholders

Names of Beneficial Owner(1) Executive Officers and Directors	Shares of Common Stock Beneficially Owned(2)		Percentage
Mark White	1,382,952	(3)	6.39%
David Owens, M.D.	1,458,940	(4)	6.68%
Alan Kazden	382,090	(6)	1.83%
Ben V. Hu, M.D.	377,095	(7)	1.83%
Leslie Bernhard	49,838		0.24%
Carolyn Shelton	66,873	(8)	0.32%
Justin Van Fleet	90,218	(9)	0.44%
Executives & Directors as a group (7 person)	3,808,006		17.73%

Certain Beneficial Owners
Marilyn Elson and Leonard Osser	1,388,577	(5)	6.69%

(1)	The addresses of the persons named in this table are as follows: Mark White, David Owens, M.D., Marilyn Elson and Leonard Osser, Alan Kazden, Ben V. Hu, M.D., Leslie Bernhard, Carolyn Shelton and Justin Van Fleet: 1776 Yorktown, Suite 550, Houston, TX 77056.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report, upon the exercise of options and warrants or conversion of convertible securities as applicable. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within sixty (60) days from the date of this Report, have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. The percentages for each beneficial owner are determined based on dividing the number of shares of common stock beneficially owned by the sum of the outstanding shares of common stock as of the date of this Report, and the number of shares underlying options exercisable and convertible securities convertible within sixty (60) days from the date of this Report, held by the beneficial owner.
(3)	Includes 309,127 shares of common stock and 1,073,825 common shares to be issued to Mr. White pursuant to vested stock option grants under the terms and conditions of his employment agreement. Does not include 1,000,000 common shares underlying a stock option that is contingent upon shareholder approval of an increase in the 2023 Plan and 313,199 stock options that will vest after the 60-day period.
(4)	Includes 192,252 shares of common stock and 1,266,688 common shares to be issued to Dr. Owens pursuant to vested stock option grants under the terms and conditions of his employment agreement, as a bonus, and awarded as compensation for his service on the Board of Directors. Does not include 1,000,000 common shares underlying a stock option that is contingent upon shareholder approval of an increase in the 2023 Plan and 218,121 stock options that will vest after the 60-day period.
(5)	Includes 1,208,577 shares of common stock held jointly by Ms. Elson and Leonard Osser, her spouse and vested 180,000 common shares underlying stock options. Does not included approximately 298,224 shares due upon termination/expiration of the U.S. Asia Group LLC consulting agreement that is set to expire in 2030.
(6)	Includes 119,590 shares of common stock and 262,500 common shares to be issued to Mr. Kazden pursuant to vested stock option grants awarded as compensation for his service on the Board of Directors. All shares are owned by the Alan and Natalie Kazden Family Trust. Mr. Kazden has voting and dispositive control over all of such shares. Does not include 100,000 common shares underlying a stock option that is contingent upon shareholder approval of an increase in the 2023 Plan.
(7)

Includes 372,929 shares of common stock held by Dr. Hu, 3,582 shares held jointly by Mr. Hu and Amy Lun Hu, his spouse, and 584 shares held jointly by Mr. Hu and David D. Hu, his son. Does not include 100,000 common shares underlying a stock option that is contingent upon shareholder approval of an increase in the 2023 Plan.

(8)	Includes 30,000 shares of common stock held by Carolyn Shelton and 36,873 common shares underlying vested stock options. Does not include 100,000 common shares underlying a stock option that is contingent upon shareholder approval of an increase in the 2023 Plan and 73,746 stock options that will vest after the 60-day period.
(9)	Includes 25,000 shares of common stock held by Justin Van Fleet and 65,218 common shares underlying vested stock options. Does not include 100,000 shares underlying a stock option that is contingent upon shareholder approval of increase in the 2023 Plan and 65,217 stock options that will vest after the 60-day period.

Securities Authorized for Issuance under Equity Compensation Plans

The information disclosed under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5, of this Report is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions during the fiscal years ended December 31, 2025 and December 31, 2024, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our share capital, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section titled “Executive and Director Compensation.”

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

As of the date of this Report, (i) we have no employees and none of our operations are currently conducted in China; and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider was obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. Annual cash operating funding, after the 12 month period, has not been material.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $(1,048) and $4,851 for the years ended December 31, 2025 and 2024, respectively, on the consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2025 and 2024 the Company had an Equity Method Investment of $0 and $864, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000 (which has been subsequently returned to the Company in 2024). In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

During the year ended December 31, 2024, the Company issued 181,818 shares of common stock ($400,000 grant date fair value) to Wider and affiliates of Wider, in satisfaction of obligations pursuant to their collaborative agreement and their continuing research and development efforts. The Company also issued 150,000 to Wider and affiliates of Wider, in 2023 at the time the Company recognized its obligation to issue the shares pursuant to the collaborative agreement. A charge to research and development was recorded in 2024 for the continuing research and development efforts.

During the year ended December 31, 2024, the Company received a distribution of $99,987 from the Joint Venture, which reduced the asset on the Company’s consolidated balance sheet. During the years ended December 31, 2025 and 2024, the Company recorded $49,671 and $4,890 in revenue, respectively, from the Joint Venture and Wider on the consolidated statements of operations and comprehensive loss

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering (expiring September 2030). The agreement was amended effective as of July 1, 2024 (“amended agreement”) to expand the services. The two members of U.S. Asian are shareholders in the Company including Marilyn Elson, who is the Company’s former controller and Leonard Osser.

In July 2025, the Company entered into a five-year Transition and Consulting Agreement with Marilyn Elson, the Company’s former controller, commencing on her voluntary retirement date of September 30, 2025. Consideration of the above agreement was the issuance of a stock option exercisable into 300,000 shares of the Company’s common stock on the grant date and is subject to the terms of the Company’s 2023 Equity Incentive Plan, as amended. Fifty (50%) of the option vested immediately, 10% on October 1, 2025, and the remaining 40% on equal increments on each subsequent October 1. Total grant date fair value of the stock option was $335,700 to be recognized over the vesting period.

Pursuant to the U.S. Asian consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a one-time stock grant (of 100,000 shares of common stock, with a grant date fair value of $96,000) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination/expiration of the consulting agreement. Current common shares earned and not issued as of December 31, 2025 are 298,224 shares of common stock, per the terms of the agreement. The company recorded approximately $100,000 and $149,000 for the years ended December 31, 2024 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $160,002 and $200,004 for the years ended December 31, 2024 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

Leonard Osser, Marilyn Elson’s spouse, was also issued 200,000 and 83,333 shares of common stock as compensation for his 2024 and 2025 services on the Strategic Advisory Board. The Company recorded $192,000 and $80,000 of stock compensation expense for the years ended December 31, 2024 and 2025 respectively. For the year ended December 31, 2024, there was an additional non-cash stock expense recognized of $280,000 for additional compensation expense for a 2023 common stock award to Marilyn Elson in 2024.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have a sub-lease through IIcom Strategic Inc., which is an entity controlled and owned by our Chief Executive Officer totaling approximately 4,000 square feet of office space under an operating lease. Management and support staff are located at this location. The initial sub-lease expired in January 2024. The Company entered into a new sublease for the same parties for additional space, which expired in February 2026, at which time the Company is paying month to month. Pursuant to the sublease, we paid the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him. Our lease costs for each of the twelve months ended December 31, 2025 and 2024 were approximately $80,000 and $54,000, respectively.

Related Person Transaction Policy

We have adopted a Code of Ethics which includes a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. The related person transaction policy is part of our Code of Ethics, a copy of which was filed as Exhibit 99.1 to this Report and is available on our website.

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

The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or another independent body of our Board of Directors, will consider the relevant available facts and circumstances including, but not limited to:

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

Director Independence

The information disclosed under the heading “Director Independence” in Part III, Item 10, of this Report is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum LLP (“Marcum”). On April 16, 2025, Marcum informed the Company that Marcum resigned as the Company’s independent registered public accounting firm. Also on April 16, 2025, the Company, with the approval of the Audit Committee of the Board of Directors, engaged CBIZ CPAs P.C. as the Company’s independent registered public accounting firm.

During fiscal years 2025 and 2024, the audit services that Marcum and CBIZ CPAs P.C. provided consisted of examination of financial statements and services relative to filings with the SEC. The following table presents the total fees for professional audit and non-audit services rendered by Marcum and CBIZ CPAs P.C. for the fiscal years ended December 31, 2025 and 2024.

The fees to CBIZ CPAs P.C. were $246,926 and $0 for the years ended December 31, 2025 and 2024, respectively. The fees billed by Marcum were $0 and $195,970 for the years ended December 31, 2025 and 2024, respectively.

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$246,926	$195,970
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$246,926	$195,970

(1)	“Audit Fees” consist of fees for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, including registration statements filed with the Securities and Exchange Commission.
(2)	“Audit-Related Fees” consist of fees for services that are traditionally performed by the independent registered public accounting firm, including fees billed or accrued primarily for employee benefit plan audits and other attestation services.
(3)	“Tax Fees” consist of fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	“All Other Fees” consist of fees for those services not captured in the audit, audit-related and tax categories. The Company generally does not request such services from the independent auditors.

Our Audit Committee has determined that the services provided by our independent registered public accounting firm and the fees paid to them for such services had not compromised the independence of our independent registered public accounting firm.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits.

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
4.1	Description of Registered Securities.
4.2	Form of Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company as warrant agent dated as of September 16, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed September 20, 2022).
10.1	Joint Venture Agreement between the Company and Wider Come Limited, dated May 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).
10.2*	Employment Agreement between the Company and Mark White, dated July 1, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).
10.3*	Services Agreement between the Company and David Owens, M.D., dated July 1, 2023 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).
10.4	Quality Assurance Agreement between the Company and Apical Instruments dated December 31, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.5	Advisor Agreement with Leonard Osser dated as of December 22, 2021 (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.6	Advisor Agreement with Tucker Anderson dated as of December 24, 2021 (incorporated herein by reference herein to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.7	Advisor Agreement with Gian Domenico Trombetta dated December 24, 2021 (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.8	Amendment and Deferral Agreement dated as of March 30, 2022 to Consulting Agreement between the Company and US Asian Consulting Group LLC, dated May 9, 2018 (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.9	Employment Agreement between the Company and Michael Nketiah dated July 1, 2023 (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2023).
10.10	Consulting Agreement dated as of May 9, 2018 as amended between the Company and US Asian Consulting Group, LLC, as amended on January 2, 2019 and March 4, 2021 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.11	Amended and Restated Promissory Note in favor Mark White dated January 1, 2023 (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023).
10.12	Distribution Authorization Agreement dated as of May 1, 2019 with Wider Come Limited (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.13	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on June 26, 2024).
10.14	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A filed on June 26, 2024).

10.15	Form of Placement Agency Agreement between the Company and Maxim Group LLC (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-1/A filed on June 26, 2024).
10.16*	Employment Agreement between the Company and Carolyn Shelton, dated September 3, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2024).
10.17	Supplier Quality Agreement dated as of December 20, 2024 between the Company and Velentium (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on December 20, 2024).
10.18	Underwriting Agreement, dated as of September 15, 2022, between the Company and Maxim Group LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022).
10.19*	Employment Agreement between the Company and Justin Van Fleet, dated July 21, 2025 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2025).
10.20	Equity Distribution Agreement, dated April 23, 2025, between the Company and Maxim Group LLC (incorporated herein by reference to Exhibit 1.2 to the Company’s Resale Registration Statement on Form S-3 filed on April 23, 2025).
10.21	Underwriting Agreement, dated May 4, 2025, between the Company and Maxim Group LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2025).
10.22	Amendment No. 1, dated May 5, 2025, to the Equity Distribution Agreement, between the Company and Maxim Group LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2025).
10.23	Amendment No. 2, dated October 15, 2025, to the Equity Distribution Agreement, between the Company and Maxim Group LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2025).
10.24*	The Nexalin Technology, Inc. 2023 Equity Incentive Plan. (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 6, 2023).
10.25*	Amendment to the Nexalin Technology, Inc. 2023 Equity Incentive Plan. (incorporated by reference to Proposal 2 to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2024)
10.26*	Form of Stock Option Agreement.
16.1	Letter from Marcum LLP, dated April 17, 2025 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 17, 2025).
19.1	Nexalin Technology, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed on April 15, 2025).
21.1	List of Subsidiaries
23.1	Consent of CBIZ CPAs P.C., independent registered public accounting firm.
23.2	Consent of Marcum LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1⸹	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2⸹	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Nexalin Technology, Inc. Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, filed on April 15, 2025).
99.1	Code of Ethics (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1/A filed on September 15, 2022)
101.INS	Inline XBRL Instance Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Indicated management contract or compensatory plan, contract, or arrangement.
⸹	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registration specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXALIN TECHNOLOGY, INC.

By:	/s/ Mark White
Mark White
Chief Executive Officer
(Principal Executive Officer)
Date:	March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark White
Mark White
Chief Executive Officer
(Principal Executive Officer)
Date:	March 25, 2026

By:	/s/ Justin Van Fleet
Justin Van Fleet
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:	March 25, 2026

By:	/s/ Leslie Bernhard
Leslie Bernhard
Director
Date:	March 25, 2026

By:	/s/ Alan Kazden
Alan Kazden
Director
Date:	March 25, 2026

By:	/s/ David Owens, M.D.
David Owens, M.D.
Director
Date:	March 25, 2026

By:	/s/ Ben Hu, M.D.
Ben Hu, M.D.
Director
Date:	March 25, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEXALIN TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Nexalin Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nexalin Technology, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey
March 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Nexalin Technology, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nexalin Technology, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

We have served as the Company’s auditor from 2020-2025.

Marlton, New Jersey

March 14, 2025

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$654,783	$574,485
Short-term investments	3,068,429	2,905,438
Accounts receivable (includes related party of $37,812 and $3,007, respectively)	81,571	13,043
Inventory	131,473	174,578
Prepaid expenses and other current assets	363,014	293,597
Total Current Assets	4,299,270	3,961,141
Intangible assets, net	336,049	260,727
Other assets	-	864
Total Assets	$4,635,319	$4,222,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$244,579	$155,949
Accrued expenses	642,754	390,745
Total Current Liabilities	887,333	546,694
Total Liabilities	887,333	546,694

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 19,186,346 and 13,303,523 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	19,186	13,304
Accumulated other comprehensive gain (loss)	406	(513)
Additional paid in capital	96,595,806	88,308,478
Accumulated deficit	(92,867,412)	(84,645,231)
Total Stockholders’ Equity	3,747,986	3,676,038
Total Liabilities and Stockholders’ Equity	$4,635,319	$4,222,732

The accompanying notes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2025	2024
Revenues, net (includes related party of $49,671 and $6,180 for the year ended December 31, 2025 and December 31, 2024, respectively)	$301,647	$168,721
Cost of revenues	61,373	36,593
Gross profit	240,274	132,128

Operating expenses:
Professional fees	1,270,109	966,815
Salaries and benefits	1,879,283	1,500,089
Selling, general and administrative	4,398,241	4,228,986
Research and development	1,083,522	1,190,884
Total operating expenses	8,631,155	7,886,774

Loss from operations	(8,390,881)	(7,754,646)

Other income, net:
Interest income, net	8,240	3,193
Gain on sale of short-term investments	126,940	130,110
Other income	34,568	9,310
Total other income, net	169,748	142,613
Loss before provision for income taxes	(8,221,133)	(7,612,033)

Provision for income taxes	-	-

Loss before net (loss)/earnings of affiliate	(8,221,133)	(7,612,033)
Net (loss)/earnings of affiliate	(1,048)	4,851

Net loss	(8,222,181)	(7,607,182)

Other comprehensive income:
Unrealized gain (loss) from short-term investments	919	(108)
Comprehensive loss	$(8,221,262)	$(7,607,290)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.50)	$(0.83)

Weighted Average Shares Outstanding - Basic and Diluted	16,392,465	9,215,772

The accompanying notes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2024	7,436,562	$7,437	$(405)	$80,237,652	$(77,038,049)	$3,206,635
Other comprehensive loss	-	-	(108)	-	-	(108)
Stock compensation	2,866,961	2,867	-	3,557,642	-	3,560,509
Shares issued for cash	3,000,000	3,000	-	4,513,184	-	4,516,184
Net loss	-	-	-	-	(7,607,182)	(7,607,182)
Balance as of December 31, 2024	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Gain (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2025	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038
Other comprehensive gain	-	-	919	-	-	919
Stock compensation	1,101,416	1,101	-	3,122,162	-	3,123,263
Shares issued as part of offering	4,090,000	4,090	-	4,642,307	-	4,646,397
Shares issued as part of ATM program	691,407	691	-	522,859	-	523,550
Net loss	-	-	-	-	(8,222,181)	(8,222,181)
Balance as of December 31, 2025	19,186,346	$19,186	$406	$96,595,806	$(92,867,412)	$3,747,986

The accompanying notes are an integral part of these consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,222,181)	$(7,607,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	3,123,263	3,560,509
Amortization	21,537	15,107
Non-cash lease expense	-	496
Write off of inventory	16,380	-
Gain on sale of short-term investments	(126,940)	(130,110)
Return on investment in Joint Venture	864	95,136
Changes in operating assets and liabilities:
Accounts receivable	(33,722)	-
Accounts receivable - related party	(34,805)	(3,674)
Prepaid assets	(69,417)	22,073
Inventory	26,725	(18,158)
Accounts payable	88,629	(3,585)
Accrued expenses	252,009	129,461
Lease liability	-	(4,463)
Net cash used in operating activities	(4,957,658)	(3,944,390)

Cash flows from investing activities:
Sale of short-term investments	40,725,000	33,224,000
Purchase of short-term investments	(40,760,132)	(33,631,233)
Purchase of patents	(59,942)	(116,812)
Purchase of trademarks	(36,917)	(53,494)
Net cash used in investing activities	(131,991)	(577,539)

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	4,646,397	4,516,184
Proceeds from ATM, net of fees	523,550	-
Net cash provided by financing activities	5,169,947	4,516,184

Net increase (decrease) in cash and cash equivalents	80,298	(5,745)
Cash and cash equivalents - beginning of year	574,485	580,230
Cash and cash equivalents - end of year	$654,783	$574,485

Non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$919	$(108)

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

Throughout this Report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We are a medical device company engaged in the designs and development of innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device – referred to as “Generation 1” or “Gen-1” – that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. While the Gen-1 device had been cleared by the FDA to treat depression, anxiety, and insomnia, because of the FDA’s December 2019 reclassification of cranial electrotherapy stimulation (CES) devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia, and as a Class III device for the treatment of depression.

The waveform that comprises the basis of our “Generation 2” or “Gen-2”, “Gen-2 SYNC” or “SYNC” and new “Generation 3” or “Gen-3”, “Gen-3 HALO” or “HALO” headset devices have been in Q-submission process for review by the FDA. In October 2025, the FDA formally accepted our Q-Submission (“Q-Sub”) related to the Company’s Gen-2 Console (“SYNC”) system for the treatment of Alzheimer’s disease and dementia. The Company met with the FDA in November of 2025 and continues to develop a strategy and protocol. The acceptance of the Company’s request for interaction with the FDA with respect to its Gen-2 SYNC system represents a significant step toward Nexalin’s goal of achieving FDA authorization to begin U.S. clinical studies targeting Alzheimer’s and dementia — two of the most urgent unmet needs in healthcare. The Q-Submission process enables structured dialogue with and feedback from the FDA to discuss proposed clinical trial design, study endpoints, and regulatory pathway for evaluating the Gen-2 SYNC system as a potential non-invasive therapy for these debilitating neurodegenerative conditions, as well as for mild to moderate cognitive impairment (MCI) associated with Alzheimer’s disease.

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

The current challenging economic climate may lead to adverse changes in cash flows, working capital levels and/or debt balances, which may also have a direct impact on the Company’s operating results and financial position in the future. The ultimate duration and magnitude of the impact and the efficacy of government interventions on the economy has and may continue to indirectly impact the Company.

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

Minimum Bid Price Requirement

We are required to maintain a minimum bid price of $1.00 per share. On January 21, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.001 per share, for the last 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 20, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 20, 2026. If the Company is not in compliance with the Minimum Bid Requirement by July 20, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2025, the Company had a significant accumulated deficit of approximately $92,867,000 For the year ending December 31, 2025, the Company had a loss from operations of approximately $8,391,000 and negative cash flows from operations of approximately $4,958,000. While the Company had a working capital surplus as of December 31, 2025, of approximately $3,412,000, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses and negative cash flow as it executes its development plans, as well as undertaking other potential strategic and business development initiatives in 2026 and beyond. The Company previously funded these losses primarily through the sale of equity, proceeds from our ATM program and issuance of convertible notes. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Annual Report.

The Company’s ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from overseas opportunities and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of December 31, 2025 and have concluded that we will not have sufficient cash and cash equivalents and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these consolidated financial statements. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the years ended December 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for future years or for any other subsequent interim period. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Nexalin and its wholly owned subsidiary Neuro-Health International, Inc. (“Neuro-Health”). Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has existing licensing and treatment fee agreements with its customers for the use of the Nexalin Device in their practices. These agreements generally have terms of one year with automatic renewal if certain requirements are met and amounts due per these agreements are billed monthly. The Company also sells products related to the provision of services. The Company sells its Gen-2 devices internationally to its acting distributor and sells products relating to the use of the devices.

Revenue Streams

The Company derives revenues from our license agreements by charging a monthly licensing fee for the duration of the agreement. The Company derives revenues from equipment by selling additional individual electrodes to customers for use with the Nexalin device. We receive revenue from the sale internationally of our devices to our distributor and from the sale of products relating to the use of those devices.

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

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including:

●	Significant Financing Component — The Company evaluates its customer contracts to determine whether they include a significant financing component. In most arrangements, payment terms are intended to provide customers with a short-term mechanism for settling amounts owed and do not provide for a significant financing component.

During the year, the Company entered into one limited customer arrangement with extended payment terms that included stated interest. The Company evaluated this arrangement in accordance with ASC 606 and concluded that the financing component was not significant and did not have a material impact on the Company’s consolidated financial statements. Any receivable balances related to these arrangements are included in prepaid expenses and other current assets on the consolidated balance sheets.

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

Disaggregated Revenues

Major Revenue Streams

Revenue consists of the following by service offering:

	Years Ended December 31,
	2025	2024
Device sales	$136,000	$55,500
Licensing fee	49,114	69,501
Equipment	89,042	37,826
Other	27,491	5,894
Total	$301,647	$168,721

Major Geographic Locations

	Years Ended December 31,
	2025	2024
U.S. sales	$111,346	$83,473
China sales	190,301	85,248
Total	$301,647	$168,721

Contract Modifications

There were no contract modifications during the years ended December 31, 2025 and 2024. Contract modifications are not routine in the performance of the Company’s contracts.

Deferred Revenue

The Company may receive payment for equipment and devices in advance of shipping. The Company recognizes the revenue as being earned upon shipment. No deferred revenue was recognized as of December 31, 2025 and December 31, 2024, respectively.

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

Short-Term Investments

The appropriate classification of marketable securities is determined at the time of purchase and evaluated as of each reporting balance sheet date. Investments in marketable debt and equity securities classified as available-for-sale are reported at fair value. Fair value is determined using quoted market prices in active markets for identical assets or liabilities or quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Unrealized holding gains and losses for equity securities are recognized in earnings. Unrealized holding gains and losses for available for sale debt securities are recognized in other comprehensive income (loss.) Realized gains and losses and interest and dividends earned are included in other income (expense), net. For individual debt securities classified as available-for-sale securities, the Company determines whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the decline below amortized cost is a result of credit loss or the Company will more likely than not be required to sell the security before recovery of its amortized cost basis, the Company will recognize an impairment relating to the decline through an allowance for credit losses. There were no deemed permanent impairments at December 31, 2025 or 2024, respectively.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances, net of allowances for credit loss. The Company periodically assesses its accounts receivable and other receivables for collectability on a specific identification basis. The Company provides for an allowance for credit loss based on management’s estimate of uncollectible amounts considering age, collection history, and other relevant factors.

Payment terms are generally due within 30 days of invoice; however, in limited instances, the Company has entered into arrangements with extended payment terms. The Company writes off accounts receivable against the allowance for credit loss when a balance is determined to be uncollectible. During the years ended December 31, 2025 and 2024, the Company did not write off any accounts receivable balances. The Company did not record an allowance for credit loss as of December 31, 2025 and 2024.

Inventory

Inventory consists of finished goods ($73,051 and $99,260 as of December 31, 2025 and 2024, respectively) and components ($58,422 and $75,318 as of December 31, 2025 and 2024, respectively) stated at the lower of cost or net realizable value (NRV) with cost determined on a first-in first-out method.

The Company reviews the composition of inventory at each reporting period to identify obsolete quantities in excess of demand or otherwise non-saleable items. As of December 31, 2025 and 2024, the Company recorded inventory reserves of approximately $16,000 and $0, respectively.

Patents and Trademarks

Patents and trademarks are amortized over their estimated useful lives (nineteen years for patents and ten years for trademarks) and are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortization expense related to patents and trademarks was $21,537 and $15,107 for the years ended December 31, 2025 and 2024, respectively. No impairments were identified as of December 31, 2025.

The following table summarizes the gross carrying amount, amortization and the net carrying value at December 31, 2025 and December 31, 2024.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2025
Patents	$275,724	$(27,008)	$248,716
Trademarks	100,984	(13,651)	87,333
Total December 31, 2025	$376,708	$(40,659)	$336,049

December 31, 2024
Patents	$215,782	$(13,519)	$202,263
Trademarks	64,067	(5,603)	58,464
Total December 31, 2024	$279,849	$(19,122)	$260,727

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense. As of December 31, 2025 and 2024, the Company maintained a full valuation allowance against its net deferred tax assets.

The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Fair Value Measurements

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, and considers assumptions that market participants would use in pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). This hierarchy applies to assets and liabilities measured at fair value on a recurring or nonrecurring basis.

●	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2: Inputs are observable, either directly or indirectly, other than quoted prices included in Level 1. These inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable market data.

●	Level 3: Inputs are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis consist of U.S. Treasury bills and mutual funds, which are classified within Level 1 of the fair value hierarchy based on quoted prices in active markets. The Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy as of December 31, 2025 or 2024.

Fair Value of Financial Instruments

The carrying amounts of cash, short-term investments, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these instruments.

The following table summarizes the amortized cost, unrealized loss and the fair value at December 31, 2025 and 2024:

	Amortized Cost	Unrealized Gain (Loss)	Fair Value
December 31, 2025
Short-term investments	$3,068,023	$406	$3,068,429

December 31, 2024
Short-term investments	$2,905,951	$(513)	$2,905,438

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of December 31, 2025 and 2024:

	Carrying Value	Level 1	Level 2	Level 3
December 31, 2025
U.S. Treasury Bill	$2,700,824	$2,700,824	$-	$-
Mutual Funds	367,605	367,605	-	-
Total December 31, 2025	$3,068,429	$3,068,429	$-	$-

December 31, 2024
U.S. Treasury Bill	$2,650,225	$2,650,225	$-	$-
Mutual Funds	255,213	255,213	-	-
Total December 31, 2024	$2,905,438	$2,905,438	$-	$-

As defined in ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). This framework applies to both initial and subsequent measurements.

The Company’s financial assets measured at fair value on a recurring basis consist solely of U.S. Treasury bills and mutual funds, which are classified as Level 1 under the fair value hierarchy. The Company had no Level 2 or Level 3 assets or liabilities as of December 31, 2025 and 2024.

Net Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or otherwise resulted in the issuance of common stock that would share in the earnings of the Company.

Potentially dilutive securities are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive. Accordingly, basic and diluted loss per share are the same for all periods presented. For all periods presented, certain potentially dilutive securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Years Ended December 31,
	2025	2024
Warrants	-	2,662,250
Options	4,113,617	3,071,635
Shares to be issued	298,224	-
Total	4,441,841	5,733,885

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (the “guidance”), which requires the measurement and recognition of compensation expense for all stock-based awards granted to employees, including stock options, in the consolidated statements of operations and comprehensive loss.

For stock options issued to employees and members of the Board of Directors, the Company estimates the grant-date fair value of each option using the Black-Scholes option pricing model. This model requires management to make assumptions regarding the expected term of the option, the expected volatility of the Company’s common stock over the expected life of the option, risk-free interest rates, and expected dividend yields. For awards subject to service-based vesting conditions, including those with graded vesting schedules, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting term. Forfeitures are recognized as they occur, rather than being estimated at the grant date.

Pursuant to ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options and restricted shares issued to nonemployees in accordance with the guidance. Valuation methods and assumptions for nonemployee awards are consistent with those used for employee awards.

Research and Development

Research and development costs are expensed as incurred. For the years ended December 31, 2025 and 2024, the Company recorded approximately $1,083,000 and $1,191,000, respectively, of research and development expenses.

Equity Method Investments

The Company accounts for investments in common stock or in-substance common stock that allow it to exercise significant influence over the investee in accordance with ASC 323, Equity Method and Joint Ventures. Investments are initially recognized at cost and subsequently adjusted to reflect the Company’s share of the investee’s earnings or losses in the period in which they are reported.

Segment Information

Operating segments are components of an enterprise for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in allocating resources and assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company operates as a single operating and reportable segment, focused on the design and development of innovative neurostimulation products. The CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating overall financial performance. Accordingly, the Company has determined that it has one reportable segment.

No other operating segments meet the quantitative thresholds for separate reporting, and the CODM manages the Company’s operations and evaluates performance based on consolidated results.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, Business Combinations—Joint Venture (“JV”) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all contributed net assets, resulting in the initial measurement of contributed net assets under ASC 805-20, Business Combinations. The standard is effective for JVs formed on or after January 1, 2025, with early adoption permitted. The adoption of ASU 2023-05 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) A tabular rate reconciliation comprised of eight specific categories, (2) Incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) Eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) Adds a requirement to disclose income (or loss) from operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from operations disaggregated between national, state and foreign. The ASU was effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 for the current year and has elected to apply the standard on a prospective basis. There was no material impact to the Company’s financial statements as a result of adopting ASU 2023-09.

The ASU is effective for annual periods beginning after December 15, 2024, for public business entities, with interim disclosure requirements effective for interim periods beginning after December 15, 2025. Early adoption is permitted. The ASU is generally applied on a prospective basis.

The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption did not have any materially significant impact on the Company’s consolidated financial statements. The Company has updated its income tax disclosures in these consolidated financial statements to reflect the requirements of the ASU, applied on a prospective basis.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to elect a practical expedient assuming current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset. The standard is effective for annual periods beginning after December 15, 2025, including interim periods, with early adoption permitted. The adoption did not have a material impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes references to software development project stages so that capitalization is based on management authorization, commitment to funding, and probable completion for the intended use. The standard is effective for annual periods beginning after December 15, 2027, including interim periods, with prospective, modified, or retrospective transition methods allowed and early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disaggregated disclosures of certain income statement expense categories. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance.

All other newly issued but not yet effective accounting pronouncements are considered either not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	December 31, 2025	December 31, 2024
Accrued – other	$87,581	$61,415
Accrued settlement liabilities	-	89,330
Accrued research and development	67,173	-
Accrued bonuses	488,000	240,000
	$642,754	$390,745

Accrued bonuses include amounts earned by employees, including the Chief Executive Officer, which are expected to be paid in cash in the subsequent fiscal year. Certain amounts may be voluntarily deferred for cash management purposes.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

As of the date of this Report, (i) we have no employees or office in China and none of our operations are conducted in China (see subsequent event for formation of China WOFE with minimal activity and immaterial lease); and (ii) the Joint Venture does not maintain any variable interest entity structure or operate any data center in China.

Under the Joint Venture Agreement, Wider was obligated to fund all operations for the initial 12-month period of the Joint Venture, after which Nexalin and Wider plan to jointly fund the Joint Venture’s operating expenses in accordance with their pro rata ownership. Annual operating funding, after the 12 month period, has not been material.

The Joint Venture is controlled by a Board of Directors in which Wider is to have sole representation but neither the Company nor Wider has exclusive decision-making ability over day-to-day or significant operational decisions. Wider and Nexalin own 52% and 48% of the Joint Venture, respectively. In accordance with ASC 323 and ASC 810, the Company recognized $(1,048) and $4,851 for the years ended December 31, 2025 and 2024, respectively, on the consolidated statements of operations and comprehensive loss.

The investment in the Joint Venture is accounted for using the equity method of accounting. As of December 31, 2025 and 2024 the Company had an Equity Method Investment of $0 and $864, respectively, recorded on the consolidated balance sheets. The Company invested $96,000 in the joint venture in September 2023 and Wider invested $104,000 (which has been subsequently returned to the Company in 2024). In accordance with ASC 323, the Company uses the equity method of accounting for its investment in the Joint Venture, an unconsolidated entity over which it does not have a controlling interest. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment in the Joint Venture for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in income of unconsolidated entities in the Company’s consolidated statements of operations and comprehensive loss. The Company has made an election to classify distributions received from the Joint Venture using the nature of the distribution approach. Distributions received are classified as cash inflows from operating activities based on the nature of the activities of the unconsolidated entity.

During the year ended December 31, 2024, the Company issued 181,818 shares of common stock ($400,000 grant date fair value) to Wider and affiliates of Wider, in satisfaction of obligations pursuant to their collaborative agreement and their continuing research and development efforts. The Company also issued 150,000 to Wider and affiliates of Wider, in 2023 at the time the Company recognized its obligation to issue the shares pursuant to the collaborative agreement. A charge to research and development was recorded in 2024 for the continuing research and development efforts.

During the year ended December 31, 2024, the Company received a distribution of $99,987 from the Joint Venture, which reduced the asset on the Company’s consolidated balance sheet. During the years ended December 31, 2025 and 2024, the Company recorded $49,671 and $4,890 in revenue, respectively, from the Joint Venture and Wider on the consolidated statements of operations and comprehensive loss

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering (expiring September 2030). The agreement was amended effective as of July 1, 2024 (“amended agreement”) to expand the services. The two members of U.S. Asian are shareholders in the Company including Marilyn Elson, who is the Company’s former controller and Leonard Osser.

In July of 2025, the Company entered into a five-year Transition and Consulting Agreement with Marilyn Elson, the Company’s former controller, commencing on her voluntary retirement date of September 30, 2025. Consideration of the above agreement was the issuance of a stock option exercisable into 300,000 shares of the Company’s common stock on the grant date and is subject to the terms of the Company’s 2023 Equity Incentive Plan, as amended. Fifty (50%) of the option vested immediately, 10% on October 1, 2025, and the remaining 40% on equal increments on each subsequent October 1. Total grant date fair value of the stock option was $335,700 to be recognized over the vesting period.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The Company was paying U.S. Asian $10,000 per month for services rendered pursuant to the consulting agreement. The amended agreement calls for a monthly fee of $16,667, a one-time stock grant (of 100,000 shares of common stock, with a grant date fair value of $96,000) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination/expirations of the consulting agreement. Current common shares earned and not issued as of December 31, 2025 are 298,224 of shares of common stock, per the terms of the agreement. The company recorded approximately $100,000 and $149,000 for the years ended December 31, 2024 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $160,000 and $200,000 for the years ended December 31, 2024 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

Leonard Osser was issued 200,000 and 83,333 shares of common stock, respectively as compensation for his 2024 and 2025 services on the Strategic Advisory Board. The Company recorded $192,000 and $80,000 of stock compensation expense for the years ended December 31, 2024 and 2025 respectively. For the year ended December 31, 2024, there was an additional non-cash stock expense recognized of $280,000 for additional compensation expense for a 2023 common stock award to Marilyn Elson in 2024.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have a sub-lease (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under an operating lease. Management and support staff are located at this location. The initial sub-lease expired in January of 2024. The Company entered into a new sublease for the same parties for additional space, which expired in February 2026, at which time the Company is paying month to month. Pursuant to the sublease, we paid the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him. Our lease costs for each of the twelve months ended December 31, 2025 and 2024 were approximately $80,000 and $54,000, respectively.

Officers

On July 17, 2025, the Company entered into an employment agreement with Justin Van Fleet (the “Employment Agreement”), pursuant to which Mr. Van Fleet agreed to serve as the Chief Financial Officer of the Company, with the first date of employment to commence on August 1, 2025 (the “Commencement Date”). Under the agreement, Mr. Van Fleet will receive an annual base salary of $250,000. He will also receive a onetime grant of (x) 25,000 of shares of the common stock of the Company and (y) a stock option exercisable into 130,435 shares of the Company’s common stock on the grant date (grant date fair value of $125,050), each of the shares and stock option are subject to the terms of the Company’s 2023 Equity Incentive Plan, as amended. One half of the stock option will vest on the six-month anniversary of the Commencement Date, and the other one half of the option will vest on the one-year anniversary of such date. The Employment Agreement also provides for Mr. Van Fleet to be eligible to receive certain discretionary cash bonus payments.

NOTE 6 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the year ended December 31, 2025, the Company issued an aggregate of 5,882,823 shares of its common stock, as follows:

●	4,090,000 shares of common stock were issued as part of an equity offering, with net proceeds of approximately $4,646,000.

●	691,407 shares of common stock were issued as part of our ATM program, with net proceeds of approximately $524,000.

●	1,101,416 shares of common stock were issued for services in lieu of cash of which 857,247 were issued to outside consultants, 51,459 to certain employees of the Company, and 192,710 to members of the Board of Directors for their services as Board Members. Total compensation of approximately $1,437,000 was recognized for these issuances.

During the year ended December 31, 2024, the Company issued an aggregate of 5,866,961 shares of its common stock, as follows:

●	150,000 shares of common stock were issued to affiliates of Wider in satisfaction of obligations pursuant to their collaborative agreement. A charge to research and development of $750,000 was recorded in 2023 at the time the Company recognized its obligation to issue these shares.

●	181,818 shares of common stock were issued to Wider in consideration of Wider’s research and development efforts for which a charge to research and development of $400,000 was recorded in 2024.

●	3,000,000 shares of common stock were issued to investors for net proceeds of $4,516,184.

●	2,535,143 shares of common stock were issued for services in lieu of cash of which 1,492,457 were issued to outside consultants, 200,000 to a related party, 542,500 to certain employees of the Company, and 300,186 to current and former members of the Board of Directors for their services as Board Members. Total compensation of approximately $2,403,000 was recognized for these issuances.

“At-the-Market” Offering

On October 15, 2025, we entered into an Amendment No. 2 to that certain equity distribution agreement, dated April 29, 2025 (as amended by that certain Amendment No. 1 to the Equity Distribution Agreement, dated May 5, 2025, the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”), under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Maxim, up to an aggregate offering price of approximately $4,273,000 (“ATM”) program. During the year ended December 31, 2025 we sold 691,407 shares of our common stock for approximately $643,000 of gross proceeds. The total commissions and related legal and accounting fees were approximately $119,000 as of December 31, 2025 and we received net proceeds of approximately $524,000.

Subsequent to December 31, 2025 we have sold 1,395,300 shares of our common stock under this program for gross proceeds of approximately $780,000 and net proceeds of approximately $756,000.

As of March 23, 2026, we had remaining capacity to sell up to an additional $2,850,000 worth of common stock under the ATM program.

Options

The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023. The Plan originally provided that the maximum number of shares of Common Stock available for the grant of awards under the Plan shall be 1,500,000, subject to adjustment for stock dividends, stock splits or similar events.

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

2025 Activity

In addition to options issued disclosed in Note 5 above, during the year ended December 31, 2025 the Company issued stock options exercisable into 645,104 shares of common stock to various employees (315,104 shares) and consultants (330,000 shares).

2024 Activity

During the year ended December 31, 2024 the Company issued stock options exercisable into 856,870 shares of common stock to various employees (311,870 shares), consultants (20,000 shares) and board members (525,000 shares).

The amount expensed during the year ended December 31, 2025 and 2024 in the consolidated statements of operations and comprehensive loss related to stock options issued under the 2023 Plan was approximately $1,686,000 and $1,158,000, respectively.

On December 19, 2025, the Board and the Compensation Committee approved the grant of stock options to certain employees and Board members, subject to shareholder approval of an amendment to the Plan to increase the number of shares available for issuance. As of December 31, 2025 and the date of this report, shareholder approval had not been obtained, and therefore no grant date had occurred and no compensation expense has been recognized. The table below does not include 2,400,000 shares underlying stock options that are contingent on the above shareholder approval.

The following table presents a summary of stock option award activity during the year ended December 31, 2025:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding December 31, 2024	3,071,635	$1.02	7.26	$-
Issued	1,075,539	1.41	4.69	-
Exercised	-	-	-	-
Expired or cancelled	(33,557)	0.89	-	-
Outstanding December 31, 2025	4,113,617	$1.12	5.80	$-

The following table provides additional information about stock options that are outstanding and exercisable at December 31, 2025:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.66	90,620	$3.74	30,207
0.89	2,181,208	7.50	1,649,888
0.94	581,250	2.95	581,250
0.96	315,104	4.66	315,104
1.15	430,435	4.56	180,000
1.50	200,000	4.78	200,000
2.95	185,000	3.99	145,000
3.25	130,000	2.55	130,000
	4,113,617	$5.80	3,231,449

The fair value of these stock option awards is estimated as of the grant date using a Black-Scholes option pricing model and the following assumptions: A risk-free interest rate based on the U.S. Treasury yield curve at the date of grant; an expected or contractual term; and expected volatility based on an evaluation of comparable public companies’ measures of volatility. Total unrecognized compensation for options as of December 31, 2025 was approximately $603,000. The Company does not anticipate declaring dividends on common shares now or in the near future and has therefore assumed no dividend rate. The following table discloses the assumptions utilized for stock options awarded during each year as follows:

	December 31, 2025	December 31, 2024
Volatility	147.3-194.8%	103.8-129.2%
Expected dividends	$-	$-
Risk-free interest rate	3.68-3.89%	3.66-4.45%
Expected term (years)	3-5	5

Warrants

The issuance of warrants to purchase shares of the Company’s common stock are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2024	2,662,250	$4.15
Issued	-	-
Exercised	-	-
Expired or cancelled	(2,662,250)	-
Outstanding December 31, 2025	-	$-

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Legal Claims

The Company is not a party to any material pending legal proceedings other than the matters described below.

Sarah Veltz v. Nexalin Technology, Inc. et al.

On January 20, 2021, Plaintiff Sarah Veltz filed a lawsuit in Orange County Superior Court (Case No. 30-2021-01180164-CU-WT-CJC) naming the Company and others as defendants. Plaintiff alleged unpaid wages, including overtime and other benefits, and alleged sexual harassment by the Company’s then Chief Executive Officer. She sought compensatory and punitive damages.

On March 12, 2021, the Company filed its answer to the Complaint. A mediation was held on March 5, 2025, resulting in a Confidential Settlement Agreement executed on May 12, 2025. Pursuant to the settlement, the Company paid a confidential amount to Plaintiff, and Plaintiff provided a full release to the Company, its officers, directors, employees, and affiliates. The settlement also includes a mutual release among all defendants. The case has been dismissed.

Employment Development Department

The Company engaged in settlement discussions with the California Employment Development Department (“EDD”) regarding the classification of certain workers as contractors rather than employees. The total liability initially at issue was approximately $300,000. After petitioning for reassessment, the Company’s liability was reduced to approximately $30,000, which was paid in full prior to December 31, 2025. This matter is now fully resolved.

NOTE 8 — CONCENTRATION OF CREDIT RISK

Revenues

Three customers accounted for 79% of revenues for the year ended December 31, 2025 as set forth below:

Customer A	46%
Customer B	17%
Customer C – related party	16%

Two customers accounted for 58% of revenues for the year ended December 31, 2024 as set forth below:

Customer A	47%
Customer B	11%

Accounts Receivable

Two customers accounted for 98% of accounts receivable at December 31, 2025.

Customer A – related party	46%
Customer B	52%

Three customers accounted for 88% of accounts receivable at December 31, 2024.

Customer A	50%
Customer B – related party	23%
Customer C	15%

NOTE 9 — INCOME TAXES

The Company identifies its federal and Texas state tax returns as its major tax jurisdictions. Federal and state income tax returns for the years 2022 through 2024 remain subject to examination. Management believes that the Company’s tax positions and deductions would be sustained upon examination and does not anticipate any adjustments that would materially affect its financial position. Accordingly, no liabilities for uncertain tax positions have been recorded.

As of December 31, 2025, the Company had approximately $31,700,000 of federal net operating loss (NOL) carryforwards for tax reporting purposes (not tax effected). Approximately $7,100,000 will expire in 2027, with the remaining amounts having indefinite carryforward. Under the Tax Cuts and Jobs Act of 2017, certain future carryforwards do not expire. The Company did not have any Federal, state or foreign tax credit carryforwards as of December 31, 2025. The Company has not performed a formal Section 382/383 analysis; however, management believes that its ability to utilize these NOLs and tax credit carryforwards in future periods may be subject to annual limitations due to ownership change provisions under the Internal Revenue Code, which could significantly limit the realization of deferred tax assets.

The Company evaluated recently enacted tax legislation, including provisions commonly referred to as the “One Big Beautiful Bill,” which include changes to corporate alternative minimum tax, GILTI, and research and development credits. Based on the Company’s current fully reserved net operating losses, management does not expect these legislative changes to have a material effect on the Company’s consolidated financial statements for the year ended December 31, 2025.

The following table summarizes income before income taxes, as of December 31,:

	2025	2024
Domestic	$(8,221,263)	$(7,607,182)
Foreign	-	-
Total	$(8,221,263)	$(7,607,182)

The Company’s income tax expense (benefit) is as follows as of December 31,:

	2025	2024
U.S. Federal
State	$-	$-
Foreign	-	-
Current income tax expense (benefit)	-	-
U.S. Federal
State	-	-
Foreign	-	-
Deferred income tax expense (benefit)	-	-
Total income tax expense (benefit)	$-	$-

No cash income tax payments were made during December 31, 2025 and 2024, respectively.

The Company’s deferred tax assets, liabilities, and valuation allowances as of December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,589,000	$4,999,000
R&D costs	-	376,000
Accrued bonus	84,000	50,000
Stock-based compensation	589,000	323,000
Total deferred tax assets	7,262,000	5,748,000
Valuation allowance	(7,262,000)	(5,748,000)
Net deferred tax assets	$-	$-

We recorded a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased by approximately $1,514,000 and $1,830,000 during the years ended December 31, 2025 and 2024, respectively.

The reconciliation of the U.S. Federal statutory tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	December 31, 2025
Statutory Federal rates	$(1,726,000)	21.00%
Increase (decrease) in income tax rate resulting from:
Nondeductible/nontaxable items
Stock compensation	88,000	(1.07)
Other nondeductible/nontaxable items	6,000	(0.07)
State and local income taxes, net of federal taxes	-	-
Other, net
Net operating loss true up	97,000	(1.18)
Accrued expense true up	21,000	(0.26)
Valuation allowance	1,514,000	(18.42)
Effective income tax rate	$-	-%

The deferred true ups were related to adjustments in the treatment of prior year accrued bonus and stock based compensation expenses.

A reconciliation of the statutory Federal income tax rate and effective rate for the year ended December 31, 2024 of the provision for income taxes is as follows:

2024
Federal statutory blended income tax rates	21%
State statutory income tax rate, net of federal benefit	-
Non-deductible R&D costs	-
Permanent differences	3
Change in valuation allowance	(24)
Other	-
Effective tax rate	-%

NOTE 10 — SEGMENT INFORMATION

The Company operates as a single reportable segment, consisting of the design and development of innovative neurostimulation products. The Company’s focus is on treating mental health conditions without reliance on drugs or psychotherapy.

Consistent with its operational structure, the Chief Executive Officer, who serves as the chief operating decision maker (CODM), manages and allocates resources on a consolidated basis. Financial performance is evaluated based on consolidated net loss, which is also the primary measure used to allocate resources, assess operational performance, set targets, forecast results, and guide strategic decisions, including investments in research and development and commercialization activities.

The CODM monitors segment performance using consolidated net loss and total consolidated assets, which are reported on the consolidated statements of operations and balance sheets, respectively. Consolidated net loss is compared against budgeted amounts on a quarterly basis to evaluate performance.

The following table summarizes financial information for the Company’s single reportable segment and reconciles to consolidated net loss:

	For the Year Ended December 31,
	2025	2024
Revenue:(b)
US	$111,346	$83,473
International	190,301	85,248
Total Revenue	301,647	168,721
Less:
Cost of revenues (excluding amortization and depreciation)	61,373	36,593
Research and development expense (excluding share-based compensation expense):
Clinical trials	138,933	87,492
EDC build	170,500	-
Halo project	644,014	534,527
SYNC project	58,813	102,565
Other research and development(a)	71,262	66,300
General and administrative and Salaries and benefits expense (excluding stock based compensation and amortization expense)	3,132,723	2,553,459
Amortization	21,538	15,107
Stock based compensation	3,123,263	3,560,509
Professional fees	1,270,109	966,815
Interest income, net	(8,240)	(3,193)
Equity in net income from equity method investees	1,048	(4,851)
Other income	(161,508)	(139,420)
Segment net loss	(8,222,181)	(7,607,182)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(8,222,181)	$(7,607,182)

(a)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.
(b)	Revenue concentrations are reflected in Note 8.

NOTE 11 — SUBSQUENT EVENTS

In January 2026, we established a wholly foreign-owned enterprise (“WFOE”) in the People’s Republic of China. The WFOE is wholly owned by the Company and has not commenced operations, generated revenue, or received capital contributions as of the date of this report. The Company entered into an annual office space lease agreement, which is not material.

Subsequent to December 31, 2025, the Company entered into a non-binding memorandum of understanding with GreenLight Ventures, LLC to evaluate a potential strategic collaboration involving the Company’s technology. The memorandum of understanding is non-binding, does not create any legally enforceable rights or obligations, and does not require either party to enter into a definitive agreement or consummate any transaction. As of the date of issuance of these consolidated financial statements, no definitive agreement has been executed, and no material commitments or liabilities have been incurred in connection with the memorandum of understanding.

Subsequent to December 31, 2025, the Company entered into a start-up agreement (“SUA”) with Lindus Health Limited to support limited clinical trial set-up activities related to a planned pivotal clinical study. The SUA is intended to permit certain preliminary services to commence while a master services agreement and related scope of work are under negotiation. The scope of services under the SUA is limited to trial preparation activities and does not permit the enrollment of patients or the collection of patient data. Under the terms of the SUA, the Company advanced approximately $21,000, which is expected to be applied against amounts due under a definitive agreement, if executed, or reconciled based on services performed if the agreement is terminated. The SUA has a term of up to 60 days and may be terminated by either party upon advance written notice. As of the date of issuance of these financial statements, no master services agreement has been executed, and no material commitments or liabilities exist beyond the amounts paid under the SUA.