Form 10-Q
period 2026-03-31
Nexalin Technology, Inc.
filed 2026-05-08
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 001-41507

NEXALIN TECHNOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-5566468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Yorktown Street, Suite 550 Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 260-0222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NXL	The Nasdaq Capital Market

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

As of May 7, 2026, there were 20,581,646 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2026

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,207,895	$654,783
Short-term investments	1,500,590	3,068,429
Accounts receivable (includes related party of $0 and $37,812, respectively)	43,004	81,571
Inventory	179,489	131,473
Prepaid expenses and other current assets	359,176	363,014
Total Current Assets	3,290,154	4,299,270
Equipment, net of accumulated depreciation of $6,790 and $0, respectively	45,169	-
Intangible assets, net	359,310	336,049
Total Assets	$3,694,633	$4,635,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$168,099	$244,579
Accrued expenses	640,265	642,754
Total Current Liabilities	808,364	887,333
Total Liabilities	808,364	887,333

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 20,581,646 and 19,186,346 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	20,581	19,186
Accumulated other comprehensive income	494	406
Additional paid in capital	97,829,443	96,595,806
Accumulated deficit	(94,964,249)	(92,867,412)
Total Stockholders’ Equity	2,886,269	3,747,986
Total Liabilities and Stockholders’ Equity	$3,694,633	$4,635,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues, net (includes related party of $0 and $3,583 for the three months ended March 31, 2026 and March 31, 2025, respectively)	$14,950	$41,015
Cost of revenues	1,817	13,558
Gross profit	13,133	27,457

Operating expenses:
Professional fees	495,296	367,816
Salaries and benefits	498,560	335,358
Selling, general and administrative	792,797	929,220
Research and development	346,382	406,288
Total operating expenses	2,133,035	2,038,682

Loss from operations	(2,119,902)	(2,011,225)

Other income, net:
Interest income, net	34	1,103
Gain on sale of short-term investments	21,025	20,119
Other income	2,006	2,714
Total other income, net	23,065	23,936
Loss before provision for income taxes	(2,096,837)	(1,987,289)

Provision for income taxes	-	-

Loss before net loss of affiliate	(2,096,837)	(1,987,289)
Net loss of affiliate	-	(1,048)

Net loss	(2,096,837)	(1,988,337)

Other comprehensive income:
Unrealized gain from short-term investments	88	830
Comprehensive loss	$(2,096,749)	$(1,987,507)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.11)	$(0.15)

Weighted Average Shares Outstanding - Basic and Diluted	19,820,910	13,307,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Income (Loss)	Capital	Deficit	Equity
Balance as of January 1, 2025	13,303,523	$13,304	$(513)	$88,308,478	$(86,645,231)	$3,676,038
Other comprehensive gain	-	-	830	-	-	830
Stock compensation	24,406	24	-	636,820	-	636,844
Net loss	-	-	-	-	(1,988,337)	(1,988,337)
Balance as of March 31, 2025	13,327,929	$13,328	$317	$88,945,298	$(88,633,568)	$2,325,375

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Income	Capital	Deficit	Equity
Balance as of January 1, 2026	19,186,346	$19,186	$406	$96,595,806	$(92,867,412)	$3,747,986
Other comprehensive gain	-	-	88	-	-	88
Stock compensation	-	-	-	478,611	-	478,611
Shares issued as part of ATM program	1,395,300	1,395	-	755,026	-	756,421
Net loss	-	-	-	-	(2,096,837)	(2,096,837)
Balance as of March 31, 2026	20,581,646	$20,581	$494	$97,829,443	$(94,964,249)	$2,886,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,096,837)	$(1,988,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	478,611	636,844
Depreciation	4,107	-
Amortization	6,736	4,786
Gain on sale of short-term investments	(21,025)	(20,119)
Return on investment in Joint Venture	-	864
Changes in operating assets and liabilities:
Accounts receivable	755	(1,040)
Accounts receivable - related party	37,812	(396)
Prepaid assets	3,838	(86,183)
Inventory	(48,016)	(675)
Accounts payable	(76,480)	25,445
Accrued expenses	(2,489)	2,597
Net cash used in operating activities	(1,712,988)	(1,426,214)

Cash flows from investing activities:
Sale of short-term investments	5,589,606	6,496,000
Purchase of short-term investments	(4,000,654)	(4,998,663)
Purchase of equipment	(49,276)	-
Purchase of patents	(14,065)	(20,540)
Purchase of trademarks	(15,932)	(3,039)
Net cash provided by investing activities	1,509,679	1,473,758

Cash flows from financing activities:
Proceeds from ATM, net of fees	756,421	-
Net cash provided by financing activities	756,421	-

Net increase in cash and cash equivalents	553,112	47,544
Cash and cash equivalents - beginning of period	654,783	574,485
Cash and cash equivalents - end of period	$1,207,895	$622,029

Non-cash investing and financing activities:
Unrealized gain on short-term investments	$88	$830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

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

Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA. We plan to conduct clinical trials for the Gen-3 HALO device in the United States and we continue to consult with the FDA as part of the pre-submission process. If and when we obtain FDA clearance for the Gen-3 HALO device, we intend to extend the development and commercialization of our devices for sale in the United States and other territories, given the potential unmet demand for the treatment of mental health conditions.

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

The Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 20, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 20, 2026. If the Company is not in compliance with the Minimum Bid Requirement by July 20, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement. The Company continues to evaluate all options to regain compliance with the Minimum Bid Requirement.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had a significant accumulated deficit of approximately $94,964,000. For the three months ended March 31, 2026, the Company had a loss from operations of approximately $2,120,000 and negative cash flows from operations of approximately $1,713,000. While the Company had a working capital surplus as of March 31, 2026, of approximately $2,482,000, the Company’s operating activities consume most of its cash resources.

The Company expects to continue to incur operating losses and negative cash flow as it executes its development plans, as well as undertaking other potential strategic and business development initiatives in 2026 and beyond. The Company previously funded these losses primarily through the sale of equity and proceeds from our ATM program. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Report.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles in the United States (“GAAP”), for interim financial information and with the instruction for Quarterly Reports on Form 10-Q and Article 8 of Regulations S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other subsequent interim periods. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 filed on March 25, 2026. The accompanying consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements included in our previously filed Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin and its wholly owned subsidiaries (both which have no activity), Neuro-Health and Beijing Nexalin Neurotech Co., Ltd. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, which may cause the Company’s future results to be affected.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was approximately $6,700 and $4,800 for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value as of March 31, 2026 and December 31, 2025.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 31, 2026
Patents	$289,789	$(30,821)	$258,968
Trademarks	116,916	(16,574)	100,342
Total March 31, 2026	$406,705	$(47,395)	$359,310

December 31, 2025
Patents	$275,724	$(27,008)	$248,716
Trademarks	100,984	(13,651)	87,333
Total December 31, 2025	$376,708	$(40,659)	$336,049

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

The Company’s financial assets measured at fair value on a recurring basis consist of U.S. Treasury bills and mutual funds, which are classified within Level 1 of the fair value hierarchy based on quoted prices in active markets. The Company did not have any financial assets or liabilities classified within Level 2 or Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025.

Fair Value of Financial Instruments

The carrying amounts of cash, short-term investments, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, and other current liabilities approximate their fair values due to the short-term nature of these instruments.

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value as of March 31, 2026 and December 31, 2025.

	Amortized Cost	Unrealized Loss	Fair Value
March 31, 2026
Short-term investments	$1,500,096	$494	$1,500,590

December 31, 2025
Short-term investments	$3,068,023	$406	$3,068,429

The following table provides the carrying value and fair value of the Company’s financial assets measured at fair value as of March 31, 2026 and December 31, 2025.

	Carrying Value	Level 1	Level 2	Level 3
March 31, 2026
U.S. Treasury Bill	$1,500,590	$1,500,590	$-	$-
Mutual Funds	-	-	-	-
Total March 31, 2026	$1,500,590	$1,500,590	$-	$-

December 31, 2025
U.S. Treasury Bill	$2,700,824	$2,700,824	$-	$-
Mutual Funds	367,605	367,605	-	-
Total December 31, 2025	$3,068,429	$3,068,429	$-	$-

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

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three Months Ended March 31,
	2026	2025
Warrants	-	2,662,250
Options	4,113,617	3,071,635
Total	4,113,617	5,733,885

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (the “guidance”), which requires the measurement and recognition of compensation expense for all stock-based awards granted to employees, including stock options, in the unaudited condensed consolidated statements of operations and comprehensive loss.

For stock options issued to employees and members of the Board of Directors (the “Board”), the Company estimates the grant-date fair value of each option using the Black-Scholes option pricing model. This model requires management to make assumptions regarding the expected term of the option, the expected volatility of the Company’s common stock over the expected life of the option, risk-free interest rates, and expected dividend yields. For awards subject to service-based vesting conditions, including those with graded vesting schedules, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting term. Forfeitures are recognized as they occur, rather than being estimated at the grant date.

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

Future Adoption of New Accounting Pronouncement

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance removes references to software development project stages so that capitalization is based on management authorization, commitment to funding, and probable completion for the intended use. The standard is effective for annual periods beginning after December 15, 2027, including interim periods, with prospective, modified, or retrospective transition methods allowed and early adoption permitted. The Company does not expect the adoption to have a material impact on its unaudited condensed consolidated financial statements.

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

All other newly issued but not yet effective accounting pronouncements are considered either not applicable or immaterial to the Company.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	March 31, 2026	December 31, 2025
Accrued – other	$116,341	$87,581
Accrued bonuses	466,571	488,000
Accrued research and development	57,353	67,173
Total	$640,265	$642,754

Accrued bonuses include amounts earned by employees (including officers of the Company), which are expected to be paid in cash in the subsequent fiscal year. Certain amounts may be voluntarily deferred for cash management purposes.

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

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The amended agreement calls for a monthly fee of $16,667, a one-time stock grant (of 100,000 shares of common stock, with a grant date fair value of $96,000) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination/expirations of the consulting agreement. Current common shares earned and not issued as of March 31, 2026 are 298,224, per the terms of the agreement. The Company recorded approximately $50,000 for the three months ended March 31, 2026 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $50,000 for the three months ended March 31, 2026 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we have a sub-lease (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under an operating lease. Management and support staff are located at this location. The initial sub-lease expired in January of 2024. The Company entered into a new sublease for the same parties for additional space, which expired in February 2026, at which time the Company is paying month to month. Pursuant to the sublease, we paid the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him. Our lease costs for each of the three months ended March 31, 2026 and 2025 were approximately $26,000 and $14,000, respectively. The Company is currently negotiating a new lease at the same location, which will be entered into by the Company and not any related party.

NOTE 6 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the three months ended March 31, 2026, the Company issued an aggregate of 1,395,300 shares of its common stock, as follows:

●	1,395,300 shares of common stock were issued as part of our ATM program (as defined below), with net proceeds of approximately $756,000.

The Company recognized approximately $480,000 of stock-based compensation for the three months ended March 31, 2026, approximately $170,000 related to stock options noted below and approximately $310,000 for services rendered and paid in stock in lieu of cash by outside consultants, certain employees and Board Members.

During the year three months ended March 31, 2025, the Company issued an aggregate of 24,406 shares of its common stock, as follows:

●	24,406 shares of common stock were issued for services in lieu of cash to an outside consultant.

The Company recognized approximately $635,000 of stock-based compensation for the three months ended March 31, 2025, approximately $235,000 related to stock options noted below and approximately $400,000 for services rendered and paid in stock in lieu of cash rendered by outside consultants, certain employees and Board Members.

“At-the-Market” Offering

On October 15, 2025, we entered into an Amendment No. 2 (the “Second Amendment”) to that certain equity distribution agreement, dated April 29, 2025 (the “Original Agreement”) as amended by that certain Amendment No. 1 to the Original Agreement, dated May 5, 2025, (the “First Amendment” and, together with the Original Agreement and the Second Amendment, the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”), under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Maxim, up to an aggregate offering price of approximately $4,273,000 (the “ATM program”). During the three months ended March 31, 2026 we sold 1,395,300 shares of our common stock under the ATM program for net proceeds of approximately $756,000.

As of March 31, 2026 in total we have sold 2,086,707 shares of our common stock under the ATM program for gross proceeds of approximately $1,423,000.

Options

The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023. The 2023 Plan originally provided that the maximum number of shares of common stock available for the grant of awards under the 2023 Plan shall be 1,500,000, subject to adjustment for stock dividends, stock splits or similar events.

The 2023 Plan is administered by the Compensation Committee of the Board, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors. The 2023 Plan has been amended, most recently as of July 15, 2025, to increase the number of shares under the 2023 Plan to 9,000,000.

Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

The amount expensed during the three months ended March 31, 2026 and 2025 in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options issued under the 2023 Plan was approximately $169,000 and $235,000, respectively.

On December 19, 2025, the Board and the Compensation Committee approved the grant of stock options to certain employees and Board members, subject to shareholder approval of an amendment to the 2023 Plan to increase the number of shares available for issuance. As of March 31, 2026 and the date of this report, shareholder approval had not been obtained, and therefore no grant date had occurred, and no compensation expense has been recognized. The table below does not include 2,400,000 shares underlying stock options that are contingent on the above shareholder approval.

The following table presents a summary of stock option award activity during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2025	4,113,617	$1.12	5.80
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding March 31, 2026	4,113,617	$1.12	5.56

The following table provides additional information about stock options that are outstanding and exercisable as of March 31, 2026:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,181,208	$7.26	1,649,888
0.94	581,250	2.70	581,250
0.66	90,620	3.49	30,207
2.95	185,000	3.75	150,000
3.25	130,000	2.30	130,000
1.15	430,435	4.31	245,218
0.96	315,104	4.42	315,104
$1.50	200,000	4.53	200,000
	4,113,617	$5.56	3,301,667

NOTE 7 — COMMITMENT AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. As of March 31, 2026, the Company is not a party to any material legal proceedings and has no material commitments or contingencies requiring disclosure in the accompanying unaudited condensed consolidated financial statements.

NOTE 8 — SEGMENT INFORMATION

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

The CODM monitors segment performance using consolidated net loss and total consolidated assets, which are reported on the unaudited condensed consolidated statements of operations and balance sheets, respectively. Consolidated net loss is compared against budgeted amounts on a quarterly basis to evaluate performance.

The following table summarizes financial information for the Company’s single reportable segment and reconciles to unaudited condensed consolidated net loss:

	Three Months Ended March 31,
	2026	2025
Total revenues
US	$14,950	$20,443
International	-	20,572
Total Revenue	14,950	41,015
Less:
Cost of revenues (excluding amortization and depreciation)	1,817	13,558
Research and development expense (excluding share-based compensation expense):
Clinical trials	198,445	61,352
EDC Build	55,800	18,050
Halo project	88,767	298,037
SYNC project	-	23,713
Other research and development(a)	3,370	5,136
General and administrative and salaries and benefits expense (excluding stock based compensation, depreciation and amortization expense)	801,904	622,948
Depreciation	4,106	-
Amortization	6,736	4,786
Stock based compensation	478,611	636,844
Professional fees	495,296	367,816
Interest income, net	(34)	(1,103)
Equity in net income from equity method investees	-	1,048
Other income	(23,031)	(22,833)
Segment net loss	(2,096,837)	(1,988,337)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(2,096,837)	$(1,988,337)

(a)	Other research and development expenses primarily consist of facilities charges, third party consultant costs, costs related to other product candidates, and other unallocated costs.

NOTE 9 — SUBSEQUENT EVENTS

Insomnia FDA Study:

On April,17, 2026, the Company entered into a Scope of Work (the “SOW”) with Lindus Health Limited (“Lindus Health”), a clinical research organization based in the United Kingdom. The SOW is governed by a Master Services Agreement (“MSA”) previously entered into between the parties and sets forth the terms under which Lindus Health will conduct the Company’s pivotal clinical trial for its HALO Clarity device (the “Pivotal Study”).

Under the SOW, the Company will pay Lindus Health direct fees in an aggregate amount of approximately $945,000, plus certain pass-through expenses. Payments of direct fees are structured on a milestone basis, and pass-through expenses are invoiced on a monthly basis.

The term of the SOW continues until completion of all services described therein, unless terminated earlier in accordance with the MSA. The SOW provides that certain changes to the Pivotal Study, such as addition of new clinical sites, increases in enrolled participants, protocol amendments after study start-up, amendments to critical analyses, extension of study duration, and requests for additional platform features or integrations, will require a change order, which may result in adjustments to the scope, budget, or timeline.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report and our audited 2025 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 25, 2026.

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

Overview

Nexalin Technology, Inc. is a medical device company focused on developing innovative neurostimulation products to address the global mental health epidemic. The Company generates limited domestic revenue primarily from legacy Gen-1 device licensing fees and electrode sales, as U.S. marketing of new Gen-1 devices has been paused following the FDA’s December 2019 reclassification of cranial electrotherapy stimulation devices and international sales of our Gen-2 device and supplies. During fiscal year 2025 and the first quarter of 2026, the Company advanced its next-generation product development, with the FDA formally accepting the Company’s Q-Submission for its Gen-2 SYNC system targeting Alzheimer’s disease and dementia, and clinical trials for the Gen-3 HALO device for insomnia in the United States. Management’s priorities include obtaining FDA clearance for its Gen-2 and Gen-3 devices and executing U.S. clinical trials. The Company faces significant challenges, including substantial doubt about its ability to continue as a going concern due to recurring losses and negative cash flows, a requirement to regain compliance with Nasdaq’s minimum bid price requirement, and material weaknesses in internal control over financial reporting related to segregation of duties and IT access controls. The neurostimulation industry remains competitive and subject to rapid technological change, and the Company’s success depends on its ability to obtain regulatory approvals, protect its intellectual property, and achieve market acceptance for its products.

Recent Developments

Insomnia FDA Study:

On April,17, 2026, the Company entered into a Scope of Work (the “SOW”) with Lindus Health Limited (“Lindus Health”), a clinical research organization based in the United Kingdom. The SOW is governed by a Master Services Agreement (“MSA”) previously entered into between the parties and sets forth the terms under which Lindus Health will conduct the Company’s pivotal clinical trial for its HALO Clarity device (the “Pivotal Study”).

Under the SOW, the Company will pay Lindus Health direct fees in an aggregate amount of approximately $944,820, plus certain pass-through expenses. Payments of direct fees are structured on a milestone basis, and pass-through expenses are invoiced on a monthly basis.

The term of the SOW continues until completion of all services described therein, unless terminated earlier in accordance with the MSA. The SOW provides that certain changes to the Pivotal Study, such as addition of new clinical sites, increases in enrolled participants, protocol amendments after study start-up, amendments to critical analyses, extension of study duration, and requests for additional platform features or integrations, will require a change order, which may result in adjustments to the scope, budget, or timeline.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Our financial results for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	2026	2025	Change	Change(1)
			$	%
Revenues, net	$14,950	$41,015	$(26,065)	(64%)
Cost of revenues	1,817	13,558	(11,741)	(87%)
Gross profit	13,133	27,457	(14,324)	(52%)

Operating expenses:
Professional fees	495,296	367,816	127,480	35%
Salaries and benefits	498,560	335,358	163,202	49%
Selling, general and administrative	792,797	929,220	(136,423)	(15%)
Research and development	346,382	406,288	(59,906)	(15%)
Total operating expenses	2,133,035	2,038,682	94,353	5%

Loss from operations	(2,119,902)	(2,011,225)	(108,677)	5%

Other income, net:
Interest income, net	34	1,103	(1,069)	(97%)
Gain on sale of short-term investments	21,025	20,119	906	5%
Other income	2,006	2,714	(708)	(26%)
Total other income, net	23,065	23,936	(871)	(4%)
Loss before provision for income taxes	$(2,096,837)	$(1,987,289)	$(109,548)	6%

Provision for income taxes	-	-	-	0%

Loss before net loss of affiliate	(2,096,837)	(1,987,289)	(109,548)	6%
Net loss of affiliate	-	(1,048)	1,048	(100%)

Net loss	$(2,096,837)	$(1,988,337)	$(108,500)	5%

Other comprehensive income:
Unrealized gain from short-term investments	88	830	(742)	(89%)
Comprehensive loss	$(2,096,749)	$(1,987,507)	$(109,242)	5%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended March 31, 2026 and 2025, we generated approximately $15,000 and $41,000, respectively, primarily derived from licensing and treatment fee agreements with our customers. Under these arrangements, we charge a monthly licensing fee for the duration of the agreement and may also collect fees based on the number of treatments performed each month. In addition, we generate revenue from equipment sales, including boards, electrodes, and patient cables used with our devices, as well as related shipping income.

The decrease in revenue for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to lower equipment sales to an international customer during the current period. We expect device and equipment-related revenue to continue to fluctuate period to period based on customer purchasing patterns, particularly with respect to international customers.

Cost of Revenues and Gross Profit

For the three months ended March 31, 2026 and 2025, cost of revenues was approximately $2,000 and $14,000, respectively, resulting in gross profit of approximately $13,000 and $27,000, respectively, and gross margins of 88% and 66%, respectively. The increase in gross margin was primarily attributable to changes in revenue mix, as licensing fees comprised a larger portion of total revenue in the current period and carry higher margins.

We expect gross margins to continue to be influenced by the relative proportion of licensing revenue versus device and equipment-related sales in future periods.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 and 2025 were approximately $2,133,000 and $2,039,000, respectively, an increase of approximately $94,000. The increase was primarily attributable to higher professional fees and increased salaries and benefits, partially offset by decreases in selling, general and administrative expenses and research and development costs.

Professional fees increased by approximately $127,000, primarily due to higher marketing and investor relations expenses of approximately $145,000, partially offset by a decrease in accounting and legal fees of approximately $38,000. The remaining increase relates to changes in other immaterial expense categories.

Salaries and benefits increased by approximately $163,000, primarily attributable to headcount additions in the latter half of 2025, accrued bonuses recognized in the first quarter of 2026, and routine increases in wages, payroll taxes, and employee benefits.

Selling, general and administrative expenses decreased by approximately $136,000, primarily due to a decrease of approximately $158,000 in stock-based compensation recognized during the three months ended March 31, 2026 compared to the same period in the prior year. Consulting expenses also decreased by approximately $53,000, reflecting reduced international consulting activity. These decreases were partially offset by increases in regulatory and compliance costs of approximately $57,000, related to compliance audits and regulatory consulting, and an increase of approximately $18,000 in travel expenses.

Research and development expenses decreased by approximately $60,000, primarily due to a reduction of approximately $209,000 in costs associated with the Halo development project, as the units have transitioned from development into production for an upcoming clinical trial, as well as a reduction of approximately $24,000 related to the SYNC Desktop project. These decreases were partially offset by an increase of approximately $137,000 in clinical trial expenses and approximately $36,000 in software development costs, including continued development of the app and EDC platform.

We expect research and development expenses to fluctuate in future periods based on the timing and scope of clinical trials, as well as continued investment in software and platform development.

Other Income, Net

Other income, net, for the three months ended March 31, 2026 and 2025 was approximately $23,000 and $24,000, respectively, and remained consistent between periods. Other income primarily consists of interest and dividend income, as well as gains on the sale of short-term investments.

Liquidity and Capital Resources

Working Capital

	March 31, 2026	December 31, 2025
Current assets	$3,290,154	$4,299,270
Current liabilities	808,364	887,333
Working capital	$2,481,790	$3,411,937

Current assets decreased for the three months ended March 31, primarily due to decreases in short-term investments and cash and cash equivalents resulting from cash used in operating activities, partially offset by proceeds from drawdowns under our at-the-market (“ATM”) program.

Current liabilities decreased for the three months ended March 31, 2026, primarily due to a decrease in accounts payable resulting from the timing of vendor payments.

We expect fluctuations in working capital in future periods to be driven by the timing of operating expenditures, vendor payments, and capital raising activities, including potential continued use of the ATM program.

“At-the-Market” Offering

On October 15, 2025, we entered into the Second Amendment to the Original Agreement with Maxim, under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Maxim, up to an aggregate offering price of approximately $4,273,000.

For the three months ended March 31, 2026 we have sold 1,395,300 shares of our common stock under the ATM program for net proceeds of approximately $756,000.

As of March 31, 2026 we have sold a total of 2,086,707 shares of our common stock under the ATM program for gross proceeds of approximately $1,423,000.

Cash Flows

The following table summarizes our consolidated cash flows for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(1,712,988)	$(1,426,214)
Net cash provided by investing activities	$1,509,679	$1,473,758
Net cash provided by financing activities	$756,421	$-

Net Cash Used In Operating Activities

Net cash used in operating activities was approximately $1,713,000 for the three months ended March 31, 2026, as compared to approximately $1,426,000 for the respective period in 2025, an increase of approximately $287,000, which was primarily due to an increase in net loss of approximately $109,000, or approximately $262,000 adjusted for non-cash expenses. The remaining change was due to changes in operating assets and liabilities for the respective periods; a decrease in accounts payable of approximately $102,000, an increase in prepaid expenses and other current assets of approximately $90,000, decrease in inventory of approximately $47,000, a decrease in accrued expenses of approximately $5,000 and increase in accounts receivable of approximately $40,000.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 and 2025 was approximately $1,510,000 and $1,474,000, respectively. For the three months ended March 31, 2026 this was due to sales of short-term investments of approximately $5,590,000 offset by purchases of approximately $4,001,000 of short-term investments and the purchase of equipment, patents and trademarks of approximately $79,000. Net cash provided by investing activities during the three months ended March 31, 2025 of approximately $1,474,000 was due to sales of short-term investments of approximately $6,496,000 offset by purchases of approximately $4,999,000 of short-term investments and the purchase of patents and trademarks of approximately $24,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 and 2025 was approximately $756,000 and $0, respectively, which was due to sales under our ATM program in the three months ended March 31, 2026 period. No such financing occurred during the three months ended March 31, 2025.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, manufacturing development costs, legal and other regulatory expenses, and general administrative costs. Although we have produced Gen-2 devices, which are selling internationally where it is approved for certain utilizations by medical practitioners, the successful development of our future products is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the clinical development of Gen-3 and obtain regulatory approvals. We are also unable to predict when, if ever, net cash inflows from revenues will enable us to be cash flow positive. This is due to the numerous risks and uncertainties associated with developing products, including, among others, the uncertainty of:

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

Liquidity

As of March 31, 2026, the Company had a significant accumulated deficit of approximately $94,964,000. For the three months ended March 31, 2026, the Company had a net loss from operations of approximately $2,120,000 and negative cash flows from operations of approximately $1,713,000. The Company will continue to service existing customers in the United States as well as sell devices and equipment overseas. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans including clinical trials through 2026 and beyond, as well as other potential strategic and business development initiatives. Management believes that additional capital may be required to fund the Company’s planned clinical and operating activities, including the pivotal insomnia study, beyond its current cash resources. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company previously funded these losses primarily through the sale of equity and utilization of our ATM program. As of March 31, 2026, the Company had cash and cash equivalents on hand of approximately $1,208,000 and short-term investments of approximately $1,501,000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least twelve months after the date of this Report.

The Company believes that the acquisition of the licensed technology noted in the recent developments above, together with the related collaboration arrangement, will support its long-term strategic objectives by enhancing its technology platform and enabling potential new product offerings. However, these initiatives may require additional capital resources to fully develop and commercialize, and there can be no assurance that the Company will achieve the anticipated benefits within the expected timeframes.

Our ability to continue as a going concern will be dependent upon our ability to execute on our business plan, including the ability to generate revenue from overseas opportunities and obtain U.S. approval for the sale of our devices in the United States, and, if necessary, our ability to raise additional capital. Although no assurances can be given as to our ability to deliver on our revenue plans or that unforeseen expenses may arise, management has evaluated the significance of the conditions as of March 31, 2026 and have concluded that we will not have sufficient cash and cash equivalents and short-term investments to satisfy our anticipated cash requirements for the next twelve months from the issuance of these unaudited condensed consolidated financial statements. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern within twelve months from the issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contingencies

As of March 31, 2026, the Company had no material commitments or contingencies. See Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our unaudited condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited condensed consolidated financial statements for a description of recently issued accounting pronouncements. Management does not anticipate a material impact on the Company’s financial position or results of operations from these pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Minimum Bid Price Requirement

We are required to maintain a minimum bid price of $1.00 per share. On January 21, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the continued listing status of the Company’s common stock on The Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until July 20, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to July 20, 2026. If the Company is not in compliance with the Minimum Bid Requirement by July 20, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement. The Company continues to evaluate all options to regain compliance with the Minimum Bid Requirement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. As a smaller reporting company, we are not required to provide the information required by this item under SEC rules.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our internal control over financial reporting as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our internal control over financial reporting was not effective due to the following material weaknesses:

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

Management’s Plan to Remediate the Material Weaknesses

To address our material weaknesses, we intend to implement new financial accounting controls and processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting systems, and by hiring qualified personnel with experience and knowledge in accounting and financial reporting, subject to budget limitations. During this year, we hired a new full-time CFO with experience and knowledge in accounting and financial reporting and anticipate hiring additional personnel as resources allow. We will not be able to remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time and Management has concluded, through testing, that the controls are operating effectively. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.

In light of the conclusion that our internal control over financial reporting was not effective as of March 31, 2026, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this Report. Accordingly, we believe, based on our knowledge that: (i) this Report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report; and (ii) the consolidated financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Report.

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

Management assessed the effectiveness of our internal control over financial reporting on March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control-Integrated Framework.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

This item is not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1(1)	Certificate of Incorporation, as amended and as currently in effect.
3.2(1)	Amended and Restated Bylaws
4.1(1)	Form of Specimen stock certificate evidencing shares of common stock
10.1(2)(4)	Scope of Work between the Company and Lindus Health Limited entered into on April 17, 2026.
31.1(2)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2(2)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

(1)	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
(2)	Filed as an exhibit to this Form 10-Q.
(3)	Furnished herewith.
(4)	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any redacted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexalin Technology, Inc.

	By:	/s/ Mark White
Dated: May 8, 2026		Mark White
Chief Executive Officer Principal Executive Officer