Form 10-Q
period 2026-06-30
Nexalin Technology, Inc.
filed 2026-08-12
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 10, 2026, there were 22,036,402, shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2026

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$1,004,958	$654,783
Short-term investments	-	3,068,429
Accounts receivable, including related party receivables of $7,974 and $37,812, respectively	52,930	81,571
Inventory	233,462	131,473
Prepaid expenses and other current assets	570,756	363,014
Total Current Assets	1,862,106	4,299,270
Equipment, net of accumulated depreciation of $9,527 and $2,683, respectively	42,432	-
Intangible assets, net	1,099,641	336,049
Total Assets	$3,004,179	$4,635,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$239,448	$244,579
Accrued expenses	858,504	642,754
Deferred share obligation (Note 4)	386,804	-
Total Current Liabilities	1,484,756	887,333
Total Liabilities	1,484,756	887,333

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,003,706 and 19,186,346 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	22,003	19,186
Accumulated other comprehensive loss	-	406
Additional paid in capital	98,700,839	96,595,806
Accumulated deficit	(97,203,419)	(92,867,412)
Total Stockholders’ Equity	1,519,423	3,747,986
Total Liabilities and Stockholders’ Equity	$3,004,179	$4,635,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net (including related party revenue of $0 and $8,275 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $11,859 for the six months ended June 30, 2026 and 2025, respectively)	$12,161	$70,588	$27,111	$111,603
Cost of revenues	3,264	22,838	5,081	36,396
Gross profit	8,897	47,750	22,030	75,207

Operating expenses:
Professional fees	407,444	178,597	902,740	546,413
Salaries and benefits	501,717	370,401	1,000,277	705,759
Selling, general and administrative	782,571	893,836	1,575,368	1,823,056
Research and development	564,480	225,774	910,862	632,062
Total operating expenses	2,256,212	1,668,608	4,389,247	3,707,290

Loss from operations	(2,247,315)	(1,620,858)	(4,367,217)	(3,632,083)

Other income, net:
Interest income, net	129	4,690	163	5,793
Gain on sale of short-term investments	8,016	32,438	29,041	52,557
Other income	-	2,743	2,006	5,457
Total other income, net	8,145	39,871	31,210	63,807
Loss before provision for income taxes	(2,239,170)	(1,580,987)	(4,336,007)	(3,568,276)

Provision for income taxes	-	-	-	-

Loss before net loss of affiliate	(2,239,170)	(1,580,987)	(4,336,007)	(3,568,276)
Net loss of affiliate	-	-	-	(1,048)

Net loss	(2,239,170)	(1,580,987)	(4,336,007)	(3,569,324)
Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	(406)	513	(494)	1,343
Comprehensive loss	$(2,239,576)	$(1,580,474)	$(4,336,501)	$(3,567,981)

Net loss per share attributable to common stockholders - Basic and Diluted	$(0.11)	$(0.10)	$(0.21)	$(0.25)

Weighted Average Shares Outstanding - Basic and Diluted	21,142,920	15,718,149	20,485,567	14,526,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of January 1, 2025	13,303,523	$13,304	$(513)	$88,308,478	$(84,645,231)	$3,676,038
Other comprehensive income (loss)	-	-	830	-	-	830
Stock-based compensation	24,406	24	-	636,820	-	636,844
Net loss	-	-	-	-	(1,988,337)	(1,988,337)
Balance as of March 31, 2025	13,327,929	$13,328	$317	$88,945,298	$(86,633,568)	$2,325,375
Other comprehensive income (loss)	-	-	513	-	-	513
Stock-based compensation	-	-	-	572,100	-	572,100
Shared issued as part of offering	4,090,000	4,090	-	4,642,307	-	4,646,397
Net loss	-	-	-	-	(1,580,987)	(1,580,987)
Balance as of June 30, 2025	17,417,929	$17,418	$830	$94,159,705	$(88,214,555)	$5,963,398

			Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance as of January 1, 2026	19,186,346	$19,186	$406	$96,595,806	$(92,867,412)	$3,747,986
Other comprehensive income (loss)	-	-	88	-	-	88
Stock-based compensation	-	-	-	478,611	-	478,611
Shares issued under the ATM program	1,395,300	1,395	-	755,026	-	756,421
Net loss	-	-	-	-	(2,096,837)	(2,096,837)
Balance as of March 31, 2026	20,581,646	$20,581	$494	$97,829,443	$(94,964,249)	$2,886,269
Other comprehensive income (loss)	-	-	(494)	-	-	(494)
Stock-based compensation		-	-	408,387	-	408,387
Shares issued under the ATM program	463,044	463	-	137,902	-	138,365
Shares issued in connection with asset acquisition of PONM, Inc.	959,016	959		325,107		326,066
Net loss	-	-	-	-	(2,239,170)	(2,239,170)
Balance as of June 30, 2026	22,003,706	$22,003	$-	$98,700,839	$(97,203,419)	$1,519,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,336,007)	$(3,569,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	886,998	1,208,944
Depreciation	6,844	-
Amortization	27,061	9,912
Gain on sale of short-term investments	(29,041)	(52,557)
Return on investment in Joint Venture	-	864
Changes in operating assets and liabilities:
Accounts receivable	28,641	(49,805)
Accounts receivable - related party	-	3,007
Prepaid expenses and other current assets	(207,742)	50,086
Inventory	(101,989)	1,604
Accounts payable	(5,131)	84,631
Accrued expenses	215,750	(30,741)
Net cash used in operating activities	(3,514,616)	(2,343,379)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	8,098,254	17,701,000
Purchase of short-term investments	(5,001,190)	(20,103,127)
Purchase of equipment	(49,276)	-
Purchase of patents	(42,476)	(35,215)
Purchase of trademarks	(35,307)	(8,841)
Net cash provided by (used in) investing activities	2,970,005	(2,446,183)

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	-	4,646,397
Net proceeds from sales of common stock under ATM program	894,786	-
Net cash provided by financing activities	894,786	4,646,397

Net increase (decrease) in cash and cash equivalents	350,175	(143,165)
Cash and cash equivalents - beginning of period	654,783	574,485
Cash and cash equivalents - end of period	$1,004,958	$431,320

Non-cash investing and financing activities:
Acquisition of licensed technology through issuance of common stock and deferred share obligation	724,591	-
Remeasurement of deferred share consideration capitalized to acquired licensed technology	(11,721)
Unrealized gain (loss) on short-term investments	(406)	1,343

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

The Company’s principal offices are located at 1776 Yorktown Street, Suite 550, Houston, Texas 77056.

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

Throughout this Report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We are a medical device company engaged in the design and development of innovative neurostimulation products to uniquely and effectively help combat the ongoing global mental health epidemic. We developed an easy-to-administer medical device – referred to as “Generation 1” or “Gen-1” – that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. While the Gen-1 device had been cleared by the U.S. Food and Drug Administration (“FDA”) to treat depression, anxiety, and insomnia, because of the FDA’s December 2019 reclassification of cranial electrotherapy stimulation (CES) devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia, and as a Class III device for the treatment of depression.

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

During the second quarter 2026, we initiated our FDA-cleared clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia, and patient recruitment and enrollment are underway. We continue to work closely with the FDA as part of the De Novo regulatory pathway for the Gen-3 HALO device. Upon obtaining FDA marketing authorization through the De Novo process, we intend to further expand the development and commercialization of the Gen-3 HALO device in the United States and other territories, where we believe there is significant unmet need for the treatment of mental health conditions.

During the second quarter of 2026, the Company expanded its technology portfolio through the acquisition of software and related intellectual property supporting its Nexalin NeuroCare™ digital health platform. Nexalin NeuroCare™ is designed to complement the Company’s neurostimulation technologies by providing software-enabled patient engagement, remote monitoring, physician workflow and clinical data management capabilities for clinical research and future commercial applications.

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

The Notice had no immediate effect on the continued listing of the Company’s common stock on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a 180-calendar day compliance period, which expired on July 20, 2026, to regain compliance with the minimum bid price requirement.

The Company did not regain compliance with the minimum bid price requirement during the initial compliance period and does not currently satisfy the requirements for an automatic additional 180-calendar day compliance period. Accordingly, on July 24, 2026, the Company received a Staff Delisting Determination from Nasdaq. The Company timely requested a hearing before the Nasdaq Hearings Panel. The hearing request is expected to stay any suspension of trading and delisting action pending the Panel’s decision.

The Company continues to evaluate alternatives to regain compliance with the Nasdaq continued listing requirements, including, if determined appropriate by the Company’s Board of Directors (the “Board”), implementing the reverse stock split authorized by the Company’s stockholders at the 2026 Annual Meeting. There can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will ultimately regain compliance with the applicable Nasdaq continued listing requirements.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of approximately $97,203,000. For the six months ended June 30, 2026, the Company incurred a loss from operations of approximately $4,367,000 and used approximately $3,515,000 of cash in operating activities. Although the Company had working capital of approximately $377,000 as of June 30, 2026, its operating activities continue to consume the majority of its cash resources.

The Company expects to continue to incur operating losses and negative cash flows as it advances its clinical development, regulatory and product development initiatives, including its ongoing clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia, and pursues other strategic initiatives. Historically, the Company has funded its operations primarily through equity financings, including sales under its at-the-market offering program. The Company expects that additional capital will be required to fund its planned operations and strategic initiatives.

Management’s plans include continuing to pursue additional equity financing, expanding international revenue opportunities, advancing its clinical and regulatory programs, and managing operating expenditures. The successful execution of these plans is dependent upon a number of factors, many of which are outside the Company’s control, including favorable capital market conditions and the Company’s ability to obtain additional financing on acceptable terms, or at all.

After considering its plans, management concluded that the Company does not currently have sufficient cash and cash equivalents to fund its anticipated operating requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Accordingly, management determined that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles in the United States (“GAAP”), for interim financial information and with the instruction for Quarterly Reports on Form 10-Q and Article 8 of Regulations S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial information includes all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and the operating results and cash flows. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other subsequent interim periods. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 filed on March 25, 2026. The accompanying consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements included in our previously filed Annual Report on Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin Technology, Inc. and its wholly owned subsidiaries, Neuro-Health International, Inc. (“Neuro-Health”), PONM, Inc. (“PONM”) and Beijing Nexalin Neurotech Co., Ltd (“WOFE”). PONM has been included in the Company’s unaudited condensed consolidated financial statements from the date of its acquisition on May 14, 2026. Neuro-Health and WOFE had no operating activity during the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

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

Asset Acquisitions

The Company accounts for acquisitions that do not meet the definition of a business under Accounting Standards Codification (“ASC”) 805, Business Combinations, as asset acquisitions. The cost of an asset acquisition includes cash paid, the fair value of consideration transferred, and the estimated value of any deferred or other purchase consideration attributable to the acquired assets.

When deferred purchase consideration is payable based on contractual terms and represents additional consideration for the acquired assets, the Company records a corresponding liability. Until such consideration is settled, the liability is remeasured to reflect changes in the estimated amount of consideration expected to be transferred. Corresponding adjustments are recorded as changes to the carrying amount of the related acquired asset and are not recognized in current-period earnings. The acquired asset is amortized over its estimated useful life, with the adjusted carrying amount serving as the basis for future amortization.

Deferred Share Liability

A deferred share liability represents the Company’s obligation to satisfy deferred purchase consideration through the future issuance of shares of its common stock. The deferred share liability is initially recognized at the estimated value of the unpaid purchase consideration and is subsequently remeasured at each reporting date until settlement. Changes in the carrying amount of the deferred share liability are recorded as adjustments to the carrying amount of the related acquired intangible asset in accordance with the Company’s accounting policy for asset acquisitions. Upon issuance of the Company’s common stock, the deferred share liability is reclassified to stockholders’ equity.

Research and Development

Advance payments made to contract research organizations and other clinical trial vendors are capitalized as prepaid assets and recognized as research and development expense as the underlying services are performed. Management periodically evaluates the status of services provided under each contract to determine the appropriate amount of expense to recognize during each reporting period.

Patents and Trademarks

Patents and trademarks are amortized over their useful lives and are reviewed for impairment when warranted by economic conditions. Amortization expense was approximately $8,000 and $14,000 and $5,000 and $10,000 for the three and six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the gross carrying amount, amortization and the net carrying value as of June 30, 2026 and December 31, 2025.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2026
Patents	$318,200	$(35,008)	$283,192
Trademarks	136,291	(19,982)	116,309
Total June 30, 2026	$454,491	$(54,990)	$399,501

December 31, 2025
Patents	$275,724	$(27,008)	$248,716
Trademarks	100,984	(13,651)	87,333
Total December 31, 2025	$376,708	$(40,659)	$336,049

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

The Company’s financial assets measured at fair value on a recurring basis consist of U.S. Treasury bills and mutual funds. The Company also measures its deferred share liability at fair value on a recurring basis until the underlying shares are issued. U.S. Treasury bills and mutual funds are classified within Level 1 of the fair value hierarchy based on quoted prices in active markets. The deferred share liability is classified within Level 1 of the fair value hierarchy based on the nature of the inputs used in its valuation. The fair value of the deferred share liability is determined using the quoted market price of the Company’s common stock, together with the applicable contractual terms governing the share issuance. There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2026.

Fair Value of Financial Instruments

The carrying amounts of cash, short-term investments, accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses, deferred share liability and other current liabilities approximate their fair values due to the short-term nature of these instruments, except for the deferred share liability, which is measured at fair value on a recurring basis.

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value as of June 30, 2026 and December 31, 2025.

	Amortized Cost	Unrealized Loss	Fair Value
June 30, 2026
Short-term investments	$-	$-	$-

December 31, 2025
Short-term investments	$3,068,023	$406	$3,068,429

The following table provides the carrying value and fair value of the Company’s financial assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025.

	Carrying Value	Level 1	Level 2	Level 3
June 30, 2026
U.S. Treasury Bill	$-	$-	$-	$-
Mutual Funds	-	-	-	-
Deferred share liability	386,804	386,804	-	-
Total June 30, 2026	$386,804	$386,804	$-	$-

December 31, 2025
U.S. Treasury Bill	$2,700,824	$2,700,824	$-	$-
Mutual Funds	367,605	367,605	-	-
Total December 31, 2025	$3,068,429	$3,068,429	$-	$-

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

The deferred share liability is classified within Level 1 of the fair value hierarchy because its fair value is determined using the quoted market price of the Company’s common stock, which represents the significant input used in the valuation.

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

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three and Six Months Ended June 30,
	2026	2025
Warrants	-	2,662,250
Options	4,113,617	3,038,078
Deferred share awards	510,989	201,136
Total	4,624,606	5,901,464

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation (the “guidance”), which requires the measurement and recognition of compensation expense for all stock-based awards granted to employees, including stock options, in the unaudited condensed consolidated statements of operations and comprehensive loss.

For stock options issued to employees and members of the Board, the Company estimates the grant-date fair value of each option using the Black-Scholes option pricing model. This model requires management to make assumptions regarding the expected term of the option, the expected volatility of the Company’s common stock over the expected life of the option, risk-free interest rates, and expected dividend yields. For awards subject to service-based vesting conditions, including those with graded vesting schedules, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which generally corresponds to the vesting term. Forfeitures are recognized as they occur, rather than being estimated at the grant date.

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

NOTE 4 — ACQUISITION OF PONM, INC.

On May 14, 2026, the Company completed the acquisition of 100% of the outstanding equity interests of PONM pursuant to a Stock Purchase Agreement with GreenLight Ventures, LLC (“GLV” and the agreement, the “Stock Purchase Agreement”). Immediately prior to the acquisition, PONM entered into a License Agreement with GLV (the “License Agreement”) pursuant to which PONM obtained an exclusive license to certain software and related intellectual property within specified fields of use. Concurrently with the acquisition, the Company entered into a Collaboration Agreement with GLV (“the “Collaboration Agreement”) under which GLV will provide ongoing software development, maintenance and related support services.

Management believes the licensed software and related intellectual property acquired through the transaction represent the foundational technology supporting the continued development of the Company’s Nexalin NeuroCare™ platform.

Prior to the acquisition, PONM had limited operations and substantially all of the value acquired by the Company related to the exclusive software license and related intellectual property obtained pursuant to the License Agreement with GLV.

The Company determined that the acquisition did not meet the definition of a business under ASC 805, Business Combinations, and therefore accounted for the transaction as an asset acquisition. Substantially all of the value acquired relates to the licensed software and related intellectual property, which has been recorded as a finite-lived intangible asset and is being amortized over its estimated useful life.

The aggregate purchase consideration is approximately $1.3 million and is payable through the issuance of shares of the Company’s common stock (“Consideration Shares”) in accordance with the issuance schedule contained in the Stock Purchase Agreement. The Consideration Shares are issuable in four tranches: 45% at closing; 20%, on the date that is 90 days after the closing date; 20%, on the date that is 180 days after the closing date; and 15%, on the date that is 270 days after the closing date. Closing of the first tranche under the Purchase Agreement occurred, and the Company issued the initial tranche of the Consideration Shares, or 959,016 shares of common stock, on May 14, 2026 (initial fair value of approximately $725,000). The unissued Consideration Shares are subject to specified protective provisions prior to issuance of the final tranche, including down-round protection for certain issuances below the applicable per share price, equitable adjustment for stock splits, reverse stock splits, recapitalizations, reclassifications and similar capital adjustments, and delisting protection, in each case, subject to a floor of $0.61 per share and a ceiling of $1.15 per share. The Purchase Agreement also provides for an acceleration of the issuance of all remaining unissued Consideration Shares upon a change of control of the Company.

As a result, the number of shares ultimately issued may vary, while the aggregate purchase consideration remains subject to the terms of the Stock Purchase Agreement. At closing, the Company issued the initial tranche of common shares. The remaining consideration will be settled through future share issuances upon satisfaction of the applicable contractual issuance provisions. The Company recorded the remaining obligation as a liability, which is subsequently remeasured until each tranche of consideration is settled through the issuance of common stock.

During the three months ended June 30, 2026, the Company adjusted the carrying amount of the acquired licensed technology for changes in the estimated amount of the remaining purchase consideration payable pursuant to the Stock Purchase Agreement (approximately $12,000). Such adjustments are capitalized as part of the cost of the acquired intangible asset and are not recognized in current-period earnings. The carrying amount of the related liability is adjusted concurrently until the remaining consideration is settled.

Amortization expense related to the acquired intangible asset was approximately $13,000 for the three months ended June 30, 2026 and $13,000 for the six months ended June 30, 2026.

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2026
Licensed technology / intellectual property	$712,870	$(12,730)	$700,140
Total June 30, 2026	$712,870	$(12,730)	$700,140

The licensed technology and related intellectual property acquired in connection with the acquisition of PONM, Inc. is being amortized on a straight-line basis over its estimated useful life of 7 years. Future amortization is approximately $51,000 for the remaining of 2026, $102,000 for the years 2027 through 2032 and $37,000 for 2033.

As a portion of the purchase consideration is payable through future issuances of the Company’s common stock, the Company recognized a deferred share liability representing the estimated value of the remaining purchase consideration to be settled in shares. The deferred share liability is presented as a separate line item on the accompanying unaudited condensed consolidated balance sheet (approximately $387,000 at June 30, 2026). In accordance with the Company’s accounting policy, the deferred share liability is remeasured until each tranche of consideration is settled through the issuance of common stock, with corresponding adjustments recorded to the carrying amount of the related intangible asset. The Company accounts for the deferred share liability in accordance with its accounting policies for asset acquisitions and deferred share liabilities described in Note 3 “Summary of Significant Accounting Policies”.

Collaboration Agreement

On May 14, 2026, the Company entered into a Collaboration Agreement with GLV to support the development, compliance and commercialization of the Company’s cranial electrotherapy stimulation technologies and related products using certain licensed software associated with GLV’s development of the Nexalin NeuroCare™ platform. Prior to the Company’s entry into the Purchase Agreement and the Collaboration Agreement, GLV and PONM entered into the License Agreement, under which PONM obtained an exclusive license to use certain GLV software within the PONM Field of Use.

Under the Collaboration Agreement, GLV will provide development services under schedules of work and, upon request, infrastructure support services. Unless otherwise specified in a schedule of work, the Company will pay GLV $10,000 per month for such development services, with approved excess development services and approved infrastructure support services billed at rates set forth in the Collaboration Agreement.

The Collaboration Agreement has an initial term of 24 months.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2026	December 31, 2025
Contract research organization costs	$127,106	$-
Insurance & medical	59,485	126,034
Marketing	115,000	15,000
Research and development	36,753	33,333
Deferred offering costs	40,000	-
Materials and supplies	59,221	59,221
Note receivable	81,000	81,000
Other	52,191	48,426
Total	$570,756	$363,014

The Company enters into agreements with contract research organizations (“CROs”) to conduct and manage clinical trials in support of its research and development activities. Advance payments made under these arrangements are recorded as prepaid clinical trial expenses and are recognized as research and development expense as the related services are performed, based on management’s assessment of the progress toward completion of the applicable contractual services.

As of June 30, 2026, prepaid clinical trial expenses included approximately $127,000 of advance payments made under the Company’s agreement with its CRO in connection with the Company’s clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	June 30, 2026	December 31, 2025
Other	$58,943	$87,581
Bonuses	495,500	488,000
Professional fees	122,500	-
Contract research organization costs	181,561	-
Research and development	-	67,173
Total	$858,504	$642,754

Accrued bonuses include amounts earned by employees (including officers of the Company), which are expected to be paid in cash in the subsequent fiscal year. Certain amounts may be voluntarily deferred for cash management purposes.

Accrued CRO expenses represent costs incurred under the Company’s CRO agreements for services performed as of June 30, 2026, but not yet invoiced or paid. Such costs are recognized as research and development expense based on management’s assessment of the progress toward completion of the applicable contractual services. As of June 30, 2026, accrued clinical trial expenses included approximately $182,000 related primarily to the Company’s agreement with its CRO in connection with the Company’s clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia.

NOTE 7 — RELATED PARTY TRANSACTIONS

U.S. Asian Consulting Group, LLC

On May 9, 2018, the Company entered into a five-year consulting agreement with U.S. Asian Consulting Group, LLC (“U.S. Asian”). The consulting agreement was extended for an additional period of eight years upon the closing of our initial public offering (expiring September 2030). The agreement was amended effective as of July 1, 2024 (“amended agreement”) to expand the services. The two members of U.S. Asian are shareholders in the Company including Marilyn Elson, who is the Company’s former controller, and Leonard Osser.

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The amended agreement calls for a monthly fee of $16,667, a one-time stock grant (of 100,000 shares of common stock, with a grant date fair value of $96,000) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination/expirations of the consulting agreement. Deferred share awards as of June 30, 2026 are 510,989, per the terms of the agreement.

The Company recorded approximately $20,000 and $44,000 for the three months ended June 30, 2026 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $50,000 for the three months ended June 30, 2026 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

The Company recorded approximately $70,000 and $94,000 for the six months ended June 30, 2026 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $100,000 for the six months ended June 30, 2026 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

Leases

Our principal executive office is located at 1776 Yorktown, Suite 550, Houston, Texas 77056. Under ASC 842 “Leases”, we had a sub-lease (through IIcom Strategic Inc. controlled and owned by our Chief Executive Officer) totaling approximately 4,000 square feet of office space under an operating lease. Management and support staff are located at this location. The initial sub-lease expired in January of 2024. The Company entered into a new sublease for the same parties for additional space, which expired in February 2026, at which time the Company is paying month to month. Pursuant to the sublease, we paid the third-party landlord (not the sub landlord) all direct and indirect rent costs under the primary lease directly for the leased premises. No additional payments are made to the Chief Executive Officer or the entity controlled by him. Our lease costs paid to IIcom for each of the three and six months ended June 30, 2026 and 2025 were approximately $18,000 and $18,000 and $14,000 and $28,000, respectively. Subsequent to June 30, 2026, the Company entered into a Third Amendment to the office lease directly with the third-party landlord, replacing the related-party sublease arrangement and extending the lease term while expanding the leased premises. See Note 11, Subsequent Events, to the accompanying unaudited condensed consolidated financial statements for additional information.

Collaboration Agreement

The Company entered into a Collaboration Agreement with GLV in connection with the acquisition of PONM, Inc. Dr. David Owens, a member of the Company’s Board of Directors and our Chief Medical Officer, holds a minority ownership interest in GLV. During the three and six months ended June 30, 2026, the Company recognized approximately $38,000 of expense under the Collaboration Agreement, of which approximately $38,000 remained payable at June 30, 2026. The Collaboration Agreement was reviewed and approved in accordance with the Company’s related party transaction approval procedures.

NOTE 8 — STOCKHOLDERS’ EQUITY

Issuance of Common Stock

During the six months ended June 30, 2026, the Company issued an aggregate of 2,817,360 shares of its common stock, as follows:

●	1,858,344 shares of common stock were issued as part of our ATM program (as defined below), with net proceeds of approximately $895,000

●	959,016 shares of its common stock in connection with the acquisition of 100% of the outstanding equity interests of PONM, Inc. Pursuant to the terms of the Stock Purchase Agreement, additional shares remain issuable as deferred purchase consideration and will be issued in accordance with the contractual issuance schedule. See Note 4 – Acquisition of PONM, Inc. for additional information.

The Company recognized approximately $887,000 of stock-based compensation for the six months ended June 30, 2026, approximately $339,000 related to stock options noted below and approximately $548,000 for services rendered and paid in stock in lieu of cash by outside consultants, certain employees and Board Members.

During the six months ended June 30, 2025, the Company issued an aggregate of 4,114,406 shares of its common stock, as follows:

●	24,406 shares of common stock were issued for services in lieu of cash to an outside consultant.

●	4,090,000 shares of common stock were issued as part of an equity offering, with net proceeds of approximately $4,646,000.

The Company recognized approximately $1,209,000 of stock-based compensation for the six months ended June 30, 2025, approximately $471,000 related to stock options noted below and approximately $738,000 for services rendered and paid in stock in lieu of cash rendered by outside consultants, certain employees and Board Members.

“At-the-Market” Offering

On October 15, 2025, we entered into an Amendment No. 2 (the “Second Amendment”) to that certain equity distribution agreement, dated April 29, 2025 (the “Original Agreement”) as amended by that certain Amendment No. 1 to the Original Agreement, dated May 5, 2025, (the “First Amendment” and, together with the Original Agreement and the Second Amendment, the “Equity Distribution Agreement”) with Maxim Group LLC (“Maxim”), under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Maxim, up to an aggregate offering price of approximately $4,273,000 (the “ATM program”). During the six months ended June 30, 2026 we sold 1,858,344 shares of our common stock under the ATM program for net proceeds of approximately $895,000.

As of June 30, 2026 in total we have sold 2,549,751 shares of our common stock under the ATM program for gross proceeds of approximately $1,619,000.

Subsequent to June 30, 2026 we have sold 32,696 shares of our common stock under the ATM program for gross proceeds of approximately $15,000.

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

Under the terms of the 2023 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors. See Note 11 “Subsequent Events”.

The amount expensed during the three and six months ended June 30, 2026 and 2025 in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options issued under the 2023 Plan was approximately $170,000 and $339,000 and $236,000 and $471,000, respectively.

On December 19, 2025, the Board and the Compensation Committee approved the grant of stock options to certain employees and Board members, subject to shareholder approval. As of June 30, 2026, shareholder approval had not been obtained, and therefore no grant date had occurred, and no compensation expense has been recognized. See Note 11 “Subsequent Events”. The table below does not include 2,400,000 shares underlying stock options that are contingent on the above shareholder approval.

The following table presents a summary of stock option award activity during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2025	4,113,617	$1.12	5.80
Issued	-	-	-
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding June 30, 2026	4,113,617	$1.12	5.31

The following table provides additional information about stock options that are outstanding and exercisable as of June 30, 2026:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.89	2,181,208	$7.01	2,181,208
0.94	581,250	2.45	581,250
0.66	90,620	3.24	30,207
2.95	185,000	3.50	155,000
3.25	130,000	2.05	130,000
1.15	430,435	4.06	245,218
0.96	315,104	4.17	315,104
1.50	200,000	4.28	200,000
	4,113,617	$5.31	3,837,986

NOTE 9 — COMMITMENT AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. As of June 30, 2026, the Company was not a party to any material legal proceedings. The Company had no material loss contingencies requiring accrual or disclosure other than the commitments described below.

Insomnia FDA Study:

On April 17, 2026, the Company entered into a Scope of Work (“SOW”) with Lindus Health Limited (“Lindus Health”), pursuant to a previously executed Master Services Agreement (“MSA”), to provide clinical research organization services for the Company’s pivotal clinical trial of its HALO Clarity device (the “Pivotal Study”).

Under the SOW, the Company is obligated to make payments to Lindus Health upon the achievement of specified project milestones and for reimbursable pass-through expenses incurred in connection with the Pivotal Study. Direct fees under the SOW total approximately $945,000, exclusive of certain pass-through expenses. During the three and six months ended June 30, 2026 the company incurred approximately $353,000 and $374,000, respectively, under this SOW, including certain pass-through expenses.

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

Subsequent to June 30, 2026, and prior to the issuance of these unaudited condensed consolidated financial statements, the Company entered into a novation agreement pursuant to which Curavit Clinical Research, Inc. assumed Lindus Health’s rights and obligations under the MSA and SOW. The novation did not materially modify the Company’s rights or obligations under the agreements.

NOTE 10 — SEGMENT INFORMATION

The Company operates as a single reportable segment, consisting of the design and development of innovative neurostimulation products. The Company’s focus is on treating mental health conditions without reliance on drugs or psychotherapy.

Consistent with its operational structure, the Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis. Financial performance is evaluated based on consolidated net loss, which is also the primary measure used to allocate resources, assess operational performance, set targets, forecast results, and guide strategic decisions, including investments in research and development and commercialization activities.

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

The following table summarizes financial information for the Company’s single reportable segment and reconciles to unaudited condensed consolidated net loss:

	Three Months Ended June 30,
	2026	2025
Total revenues
US	$12,161	$11,112
International	-	59,476
Total revenues	12,161	70,588
Less:
Cost of revenues (excluding amortization and depreciation)	3,264	22,838
Research and development expense (excluding stock based compensation expense):
Clinical trials	457,975	60,226
EDC Build	53,795	61,950
Halo project	20,780	90,534
SYNC project	16,451	11,700
Other research and development	15,479	1,364
Selling, general and administrative and Salaries and benefits expense (excluding stock based compensation, depreciation and amortization expense)	852,838	687,011
Depreciation	2,738	-
Amortization	20,325	5,126
Stock based compensation	408,387	572,100
Professional fees	407,444	178,597
Interest income, net	(129)	(4,690)
Other income	(8,016)	(35,181)
Segment net loss	(2,239,170)	(1,580,987)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(2,239,170)	$(1,580,987)

	Six Months Ended June 30,
	2026	2025
Total revenues
US	$27,111	$31,555
International	-	80,048
Total revenues	27,111	111,603
Less:
Cost of revenues (excluding amortization and depreciation)	5,081	36,396
Research and development expense (excluding stock based compensation expense):
Clinical trials	656,421	121,578
EDC Build	109,595	80,000
Halo project	109,547	388,571
SYNC project	16,451	35,413
Other research and development	18,848	6,500
Selling, general and administrative and Salaries and benefits expense (excluding stock based compensation, depreciation and amortization expense)	1,654,742	1,309,959
Depreciation	6,844	-
Amortization	27,061	9,912
Stock based compensation	886,998	1,208,944
Professional fees	902,740	546,413
Interest income, net	(163)	(5,793)
Equity in net income from equity method investees	-	1,048
Other income	(31,047)	(58,014)
Segment net loss	(4,336,007)	(3,569,324)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(4,336,007)	$(3,569,324)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued.

Annual Shareholder Meeting

On August 11, 2026, the Company held its 2026 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders elected the Company’s nominated directors, ratified the appointment of CBIZ CPAs P.C. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026, approved the termination of the Company’s 2023 Equity Compensation Plan, and approved the Company’s 2026 Equity Compensation Plan, pursuant to which up to 7,000,000 shares of the Company’s common stock may be issued. Awards outstanding under the 2023 Equity Compensation Plan will continue to be governed by the terms of that plan until exercised, settled, forfeited or otherwise terminated in accordance with their terms.

The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors, in its discretion, to effect one or more reverse stock splits of the Company’s issued and outstanding common stock at a ratio of any whole number between and including 1-for-2 and 1-for-100, provided that the aggregate of all reverse stock splits implemented pursuant to such authority does not exceed 1-for-250, and subject to the Board of Directors’ authority to abandon any such amendment. As of the date these unaudited condensed consolidated financial statements were issued, the Board of Directors has approved a 30 to 1 reverse stock split ratio, but this has not gone into effect as of yet.

Office Lease Amendment

On July 28, 2026, the Company entered into a Third Amendment to Office Lease (the “Third Amendment”) with Nutex HQ LLC (the “Landlord”), effective as of March 1, 2026, amending the Company’s existing office lease for its corporate headquarters located at 1776 Yorktown, Suite 500, Houston, Texas 77056. The Third Amendment extends the lease term for 65 months and provides for the expansion of the leased premises from approximately 3,623 rentable square feet to approximately 4,527 rentable square feet through the addition of approximately 904 rentable square feet, with the expansion space becoming subject to the lease upon its applicable commencement date. The Company’s initial monthly base rent for the existing premises is approximately $5,000 and, following commencement of the expansion space, monthly base rent for the combined premises will range from approximately $5,000 to $6,000 over the lease term, subject to annual increases. The Third Amendment also provides for a five-month conditional abatement of base rent following commencement of the expansion space, subject to the Company’s compliance with the lease terms, and requires the Company to pay its proportionate share of operating expenses and real property taxes. In addition, the Company has one option to extend the lease for an additional five-year term at the then-prevailing market rental rate.

The Company expects to account for the Third Amendment as a lease modification in the third quarter of 2026 in accordance with ASC 842.

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

Overview

Nexalin Technology, Inc. is a medical device company focused on developing innovative neurostimulation products to address the global mental health epidemic. The Company generates limited revenue primarily from legacy Gen-1 device licensing fees and electrode sales in the United States, as U.S. marketing of new Gen-1 devices has been paused following the U.S. Food and Drug Administration’s (“FDA”) December 2019 reclassification of cranial electrotherapy stimulation devices. The Company has also historically generated revenue from international sales of its Gen-2 device and related supplies, although it recorded no international revenue in the three or six months ended June 20, 2026.

The Company’s strategy is centered on an integrated technology platform consisting of three complementary components: (i) its proprietary Deep Intracranial Frequency Stimulation (DIFS™) neuromodulation technology, (ii) its HALO™ Clarity device platform, which is being evaluated for physician-supervised home use, and (iii) its Nexalin NeuroCare™ digital health platform, which supports patient engagement, remote monitoring, clinical workflow management, data collection and virtual care capabilities. Management believes integrating these technologies strengthens the Company’s clinical development programs, regulatory strategy and future commercialization efforts.

During fiscal year 2025 and the first six months of 2026, the Company continued to advance its product development and regulatory initiatives. The FDA formally accepted the Company’s Q-Submission for its Gen-2 SYNC system targeting Alzheimer’s disease and dementia, and the Company initiated its FDA-cleared clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia, with patient recruitment currently underway. In addition, during the second quarter of 2026, the Company completed the acquisition of PONM, Inc., which included the acquisition of licensed software and related intellectual property that management believes will serve as the foundation for the continued development of the Company’s Nexalin NeuroCare™ platform and support future digital health initiatives.

Management’s strategic priorities include advancing the clinical development of its SYNC and HALO product candidates, pursuing FDA marketing authorization and CE marking for the SYNC, expanding the capabilities of its Nexalin NeuroCare™ platform, protecting and enhancing its intellectual property portfolio, and positioning the Company for future commercialization opportunities.

The Company continues to face significant challenges, including recurring operating losses, negative operating cash flows and substantial doubt about its ability to continue as a going concern. In addition, the Company is working to regain compliance with Nasdaq’s continued listing requirements and continues to remediate material weaknesses in its internal control over financial reporting related to segregation of duties and information technology access controls. The neurostimulation industry remains highly competitive and subject to rapid technological change, and the Company’s success will depend on, among other things, the successful execution of its clinical and regulatory strategy, the protection of its intellectual property, the continued development of its technology platform, and market acceptance of its products.

Recent Developments

Acquisition of PONM, Inc:

During the second quarter of 2026, the Company completed the acquisition of PONM, Inc. (“PONM”) and related licensed technology from GreenLight Ventures, LLC (“GLV”)). Management believes the acquisition expands the Company’s Nexalin NeuroCare™ digital health platform, which complements its proprietary Deep Intracranial Frequency Stimulation (DIFS™) technology and HALO™ Clarity device platform. The acquired software provides remote patient monitoring, clinical workflow management, physician oversight, clinical data collection and virtual care capabilities that management believes will support the Company’s ongoing clinical development programs, including its planned FDA pivotal trial of HALO™ Clarity, regulatory strategy and future commercialization efforts.

Additional information regarding the acquisition and the related accounting treatment is included in Note 4 to the accompanying unaudited condensed consolidated financial statements.

Insomnia FDA Study:

During the second quarter of 2026, the Company initiated its FDA-cleared clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia under its De Novo regulatory pathway. Patient recruitment is currently underway, and the Company continues to work with its contract research organization, to conduct and manage the study.

The Company believes this clinical trial represents an important milestone in the continued development of the Gen-3 HALO device and is intended to support future regulatory submissions to the FDA. While there can be no assurance regarding the outcome or timing of the clinical trial or any future regulatory authorization, management believes the study is an important component of the Company’s strategy to expand the potential clinical applications of its proprietary DIFS™ technology and advance the commercialization of its products.

Management continues to advance development of its integrated technology platform, including DIFS™ neuromodulation technology, the HALO™ Clarity home-use therapy platform and the Nexalin NeuroCare™ digital health platform, in support of the Company’s planned FDA pivotal trial and long-term commercialization strategy.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

Our financial results for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Change	Change(1)
	2026	2025
			$	%
Revenues, net	$12,161	$70,588	$(58,427)	(83%)
Cost of revenues	3,264	22,838	(19,574)	(86%)
Gross profit	8,897	47,750	(38,853)	(81%)

Operating expenses:
Professional fees	407,444	178,597	228,847	128%
Salaries and benefits	501,717	370,401	131,316	35%
Selling, general and administrative	782,571	893,836	(111,265)	(12%)
Research and development	564,480	225,774	338,706	150%
Total operating expenses	2,256,212	1,668,608	587,604	35%

Loss from operations	(2,247,315)	(1,620,858)	(626,457)	39%

Other income, net:
Interest income, net	129	4,690	(4,561)	(97%)
Gain on sale of short-term investments	8,016	32,438	(24,422)	(75%)
Other income	-	2,743	(2,743)	(100%)
Total other income, net	8,145	39,871	(31,726)	(80%)
Loss before provision for income taxes	$(2,239,170)	$(1,580,987)	$(658,183)	42%

Provision for income taxes	-	-	-	0%

Loss before net loss of affiliate	(2,239,170)	(1,580,987)	(658,183)	42%
Net loss of affiliate	-	-	-	0%
Net loss	$(2,239,170)	$(1,580,987)	$(658,183)	42%

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	(406)	513	(919)	(179%)
Comprehensive loss	$(2,239,576)	$(1,580,474)	$(659,102)	42%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended June 30, 2026 and 2025, we generated approximately $12,000 and $71,000 of revenue, respectively. Revenue was derived primarily from licensing and treatment fee agreements with customers and the sale of equipment and related accessories. Under our licensing arrangements, customers are generally charged a monthly licensing fee over the term of the agreement and, in certain cases, additional fees based on the number of treatments performed. We also generate revenue from the sale of equipment and replacement components, including boards, electrodes and patient cables, as well as related shipping charges.

The decrease in revenue for the three months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to lower equipment sales to an international customer during the current period. Revenue from equipment sales, particularly international sales, may fluctuate significantly from period to period based on the timing, size and geographic mix of customer orders.

Cost of Revenues and Gross Profit

For the three months ended June 30, 2026 and 2025, cost of revenues was approximately $3,000 and $23,000, respectively, resulting in gross profit of approximately $9,000 and $48,000, respectively. Gross margin was 75% for the three months ended June 30, 2026, compared to 68% for the same period in 2025. The increase in gross margin was primarily attributable to changes in revenue mix, as licensing revenue represented a greater proportion of total revenue during the current period and generally carries higher margins than equipment sales.

Gross margins may continue to fluctuate from period to period based on the relative mix of licensing revenue and device and equipment sales, as well as the timing and volume of customer orders.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 and 2025 were approximately $2,256,000 and $1,669,000, respectively, an increase of approximately $587,000. The increase was primarily driven by higher research and development expenses associated with the initiation and execution of our FDA insomnia clinical trial, increased professional fees related to strategic and regulatory initiatives, and higher salaries and benefits, partially offset by lower selling, general and administrative expenses.

The increase in operating expenses reflects the Company’s continued transition from product development activities to execution of its clinical and strategic initiatives, including the FDA insomnia clinical trial, the acquisition of PONM, Inc., and ongoing regulatory and commercialization efforts.

Research and development expenses increased by approximately $339,000 compared to the prior-year period. The increase was primarily attributable to approximately $353,000 of additional clinical trial expenses related to the initiation and ongoing execution of our FDA insomnia clinical trial. In addition, research and development expenses increased by approximately $93,000 due to costs incurred to manufacture HALO™ devices for use in the clinical trial.

These increases were partially offset by a decrease of approximately $70,000 in costs associated with the HALO™ development project as the program transitioned from product development to clinical production, as well as a reduction of approximately $50,000 in costs related to our UCSD clinical trial. The remaining increase of approximately $13,000 was attributable to various individually insignificant changes in other research and development activities.

We expect research and development expenses to fluctuate in future periods based on the timing and scope of clinical trials, as well as continued investment in our digital health software platform.

Professional fees increased by approximately $229,000 compared to the prior-year period. The increase was primarily attributable to approximately $178,000 of higher accounting and legal fees, reflecting costs associated with the acquisition of PONM, Inc., additional SEC reporting and corporate governance activities, and other strategic initiatives. Professional fees also increased by approximately $49,000 due to higher marketing and investor relations expenses. The remaining increase of approximately $2,000 was attributable to changes in other individually immaterial expense categories.

Salaries and benefits expense increased by approximately $131,000 compared to the prior-year period. The increase was primarily attributable to additional personnel hired during the latter half of 2025, bonuses earned and accrued during the second quarter of 2026, and routine increases in salaries, payroll taxes and employee benefit costs.

Selling, general and administrative expenses decreased by approximately $111,000 compared to the prior-year period. The decrease was primarily attributable to approximately $164,000 lower stock-based compensation expense recognized during the three months ended June 30, 2026, compared to the same period in 2025. Consulting expenses also decreased by approximately $25,000, reflecting reduced international consulting activity, and travel expenses decreased by approximately $28,000.

These decreases were partially offset by an increase of approximately $82,000 in regulatory and compliance costs, primarily related to compliance audits, regulatory consulting, and activities supporting our FDA clinical and regulatory programs and CE Mark initiatives. In addition, depreciation and amortization expense increased by approximately $18,000, primarily due to the acquisition of licensed technology during the second quarter of 2026. The remaining net increase of approximately $6,000 was attributable to various individually immaterial changes in other operating expense categories.

Other Income, Net

Other income, net, for the three months ended June 30, 2026 and 2025 was approximately $8,000 and $40,000, respectively, a decrease of approximately $32,000. The decrease was primarily attributable to lower gains recognized on the sale of short-term investments during the current period. Other income, net, primarily consists of interest and dividend income, as well as gains recognized on the sale of short-term investments. We expect other income, net, to fluctuate in future periods based primarily on our cash balances, investment activity and prevailing interest rates.

Comparison of the six months ended June 30, 2026 and 2025

Our financial results for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Six Months Ended June 30,		Change	Change(1)
	2026	2025
			$	%
Revenues, net	$27,111	$111,603	$(84,492)	(76%)
Cost of revenues	5,081	36,396	(31,315)	(86%)
Gross profit	22,030	75,207	(53,177)	(71%)

Operating expenses:
Professional fees	902,740	546,413	356,327	65%
Salaries and benefits	1,000,277	705,759	294,518	42%
Selling, general and administrative	1,575,368	1,823,056	(247,688)	(14%)
Research and development	910,862	632,062	278,800	44%
Total operating expenses	4,389,247	3,707,290	681,957	18%

Loss from operations	(4,367,217)	(3,632,083)	(735,134)	20%

Other income, net:
Interest income, net	163	5,793	(5,630)	(97%)
Gain on sale of short-term investments	29,041	52,557	(23,516)	(45%)
Other income	2,006	5,457	(3,451)	(63%)
Total other income, net	31,210	63,807	(32,597)	(51%)
Loss before provision for income taxes	$(4,336,007)	$(3,568,276)	$(767,731)	22%

Provision for income taxes	-	-	-	0%

Loss before net loss of affiliate	(4,336,007)	(3,568,276)	(767,731)	22%
Net loss of affiliate	-	(1,048)	1,048	(100%)
Net loss	$(4,336,007)	$(3,569,324)	$(766,683)	21%

Other comprehensive income (loss):
Unrealized gain (loss) from short-term investments	(494)	1,343	(1,837)	(137%)
Comprehensive loss	$(4,336,501)	$(3,567,981)	$(768,520)	22%

(1)	Percentages may not foot due to rounding.

Revenues

For the six months ended June 30, 2026 and 2025, we generated approximately $27,000 and $112,000 of revenue, respectively. Revenue was derived primarily from licensing and treatment fee agreements with customers and the sale of equipment and related accessories. Under our licensing arrangements, customers are generally charged a monthly licensing fee over the term of the agreement and, in certain cases, additional fees based on the number of treatments performed. We also generate revenue from the sale of equipment, replacement components, including boards, electrodes and patient cables, and related shipping charges.

The decrease in revenue for the six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to lower sales of equipment and accessories to an international customer during the current period. Revenue from equipment and accessory sales, particularly international sales, may fluctuate significantly from period to period based on the timing, size and geographic mix of customer orders.

Cost of Revenues and Gross Profit

For the six months ended June 30, 2026 and 2025, cost of revenues was approximately $5,000 and $37,000, respectively, resulting in gross profit of approximately $22,000 and $75,000, respectively. Gross margin was 81% for the six months ended June 30, 2026, compared to 67% for the same period in 2025. The increase in gross margin was primarily attributable to changes in revenue mix, as licensing revenue represented a greater proportion of total revenue during the current period and generally carries higher margins than equipment sales.

Gross margins are expected to continue to fluctuate from period to period based on the relative mix of licensing revenue and device and equipment sales, as well as the timing and volume of customer orders.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 and 2025 were approximately $4,389,000 and $3,707,000, respectively, an increase of approximately $682,000. The increase was primarily driven by higher research and development expenses associated with the initiation and execution of our FDA insomnia clinical trial, increased professional fees related to strategic and regulatory initiatives, and higher salaries and benefits, partially offset by lower selling, general and administrative expenses.

The increase in operating expenses reflects the Company’s continued transition from product development activities to execution of its clinical and strategic initiatives, including the FDA insomnia clinical trial, the acquisition of PONM, Inc., and ongoing regulatory and commercialization efforts.

Research and development expenses increased by approximately $279,000 compared to the prior-year period. The increase was primarily attributable to approximately $374,000 of additional clinical trial expenses related to the initiation and ongoing execution of our FDA insomnia clinical trial. In addition, research and development expenses increased by approximately $233,000 due to costs incurred to manufacture HALO™ devices for use in the clinical trial.

These increases were partially offset by a decrease of approximately $280,000 in costs associated with the HALO™ development project as the program transitioned from product development to clinical production, as well as a reduction of approximately $74,000 in costs related to our UCSD clinical trial. The remaining net increase of approximately $26,000 was attributable to various individually insignificant changes in other research and development activities.

We expect research and development expenses to fluctuate in future periods based on the timing and scope of our clinical trials and continued investment in our digital health software platform.

The Company also expects to continue investing in the integration and development of its Nexalin NeuroCare™ digital health platform, which management believes complements its neuromodulation technologies and supports future commercialization efforts.

Professional fees increased by approximately $356,000 compared to the prior-year period. The increase was primarily attributable to approximately $141,000 of higher accounting and legal fees, reflecting costs associated with the acquisition of PONM, Inc., additional SEC reporting and corporate governance activities, and other strategic initiatives. Professional fees also increased by approximately $194,000 due to higher marketing and investor relations expenses supporting the Company’s strategic growth and capital markets initiatives. The remaining increase of approximately $21,000 was attributable to various individually immaterial changes in other professional fee categories.

Salaries and benefits expense increased by approximately $295,000 compared to the prior-year period. The increase was primarily attributable to additional personnel hired during the latter half of 2025, bonuses earned and accrued during the six months ended June 30, 2026, and routine increases in salaries, payroll taxes and employee benefit costs.

Selling, general and administrative expenses decreased by approximately $248,000 compared to the prior-year period. The decrease was primarily attributable to approximately $321,000 of lower stock-based compensation expense recognized during the six months ended June 30, 2026, compared to the same period in 2025. Consulting expenses also decreased by approximately $78,000, reflecting reduced international consulting activity.

These decreases were partially offset by an increase of approximately $139,000 in regulatory and compliance costs, primarily related to compliance audits, regulatory consulting, and activities supporting our FDA clinical and regulatory programs and CE Mark initiatives. In addition, depreciation and amortization expense increased by approximately $24,000, primarily due to the acquisition of licensed technology during the second quarter of 2026. The remaining net decrease of approximately $12,000 was attributable to various individually immaterial changes in other operating expense categories.

Other Income, Net

Other income, net, for the six months ended June 30, 2026 and 2025 was approximately $31,000 and $64,000, respectively, a decrease of approximately $33,000. The decrease was primarily attributable to lower gains recognized on the sale of short-term investments during the current period. Other income, net, primarily consists of interest and dividend income, as well as gains recognized on the sale of short-term investments.

We expect other income, net, to fluctuate in future periods based primarily on our cash balances, investment activity, and prevailing interest rates.

Liquidity and Capital Resources

Working Capital

	June 30, 2026	December 31, 2025
Current assets	$1,862,106	$4,299,270
Current liabilities	1,484,756	887,333
Working capital	$377,350	$3,411,937

Current assets decreased during the six months ended June 30, 2026, primarily due to decreases in short-term investments resulting from short-term investments used in operating activities, partially offset by proceeds received from sales of common stock under our at-the-market (“ATM”) program.

Current liabilities increased during the six months ended June 30, 2026, primarily due to the deferred share obligation recognized in connection with the May 14, 2026 acquisition of PONM, Inc., as well as increases in accrued expenses resulting from higher professional fees and clinical trial activities. These increases were partially offset by a decrease in accounts payable resulting from the timing of vendor payments.

We expect working capital to continue to fluctuate in future periods based on the timing of operating expenditures, vendor payments, and capital-raising activities, including potential future sales under our ATM program.

“At-the-Market” Offering

On October 15, 2025, we entered into the Second Amendment to the Original Agreement with Maxim, pursuant to which we were authorized to offer and sell shares of our common stock from time to time through Maxim for an aggregate offering amount of up to approximately $4,273,000, subject to applicable securities laws and stock exchange requirements.

During the six months ended June 30, 2026, we sold 1,858,344 shares of our common stock under the ATM program, generating net proceeds of approximately $895,000.

As of June 30, 2026, we have sold 2,549,751 shares of our common stock under the ATM program for gross proceeds of approximately $1,619,000.

Subsequent to June 30, 2026, we have sold 32,696 shares of our common stock under the ATM program for gross proceeds of approximately $15,000.

Cash Flows

The following table summarizes our consolidated cash flows for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(3,514,616)	$(2,343,379)
Net cash provided (used in) investing activities	$2,970,005	$(2,446,183)
Net cash provided by financing activities	$894,786	$4,646,397

Net Cash Used In Operating Activities

Net cash used in operating activities was approximately $3,515,000 for the six months ended June 30, 2026, compared to approximately $2,343,000 for the corresponding period in 2025, representing an increase in cash used of approximately $1,171,000. The increase was primarily attributable to a higher net loss of approximately $767,000, partially offset by non-cash adjustments, which decreased by approximately $275,000 from the prior-year period, primarily due to lower stock-based compensation expense. The remaining increase in cash used was primarily due to changes in working capital, including cash used by an increase in prepaid expenses and other current assets of approximately $258,000, primarily related to advance payments for the Company’s pivotal insomnia clinical trial and other research and development activities, an increase in inventory of approximately $104,000, and a decrease in accounts payable of approximately $90,000. These uses of cash were partially offset by cash provided by an increase in accrued expenses of approximately $247,000 and a decrease in accounts receivable of approximately $76,000.

Net Cash Provided by (used in) Investing Activities

Net cash provided by investing activities was approximately $2,970,000 for the six months ended June 30, 2026, compared to net cash used in investing activities of approximately $2,446,000 for the corresponding period in 2025. The change was primarily attributable to reduced purchases of short-term investments of approximately $15,102,000 compared to the prior-year period, partially offset by lower proceeds from the sale and maturity of short-term investments of approximately $9,603,000. Investing activities during the 2026 period also included purchases of equipment and continued investments in patents and trademarks in support of the Company’s intellectual property portfolio.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $895,000 for the six months ended June 30, 2026, compared to approximately $4,646,000 for the corresponding period in 2025. The decrease of approximately $3,751,000 was primarily attributable to the absence of a registered direct offering completed during the prior-year period, partially offset by net proceeds of approximately $895,000 received from sales of common stock under the Company’s at-the-market (“ATM”) offering program during the 2026 period.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, compensation and related employee expenses, clinical research and development activities, including our ongoing FDA-cleared insomnia clinical trial, software development associated with our Nexalin NeuroCare™ platform, manufacturing and product development activities, regulatory and quality assurance initiatives, legal and professional fees, and general corporate and administrative expenses.

Material Cash Requirements

Our material cash requirements as of June 30, 2026, and through the date of this Report, consist of the following: (i) direct fees of approximately $945,000 under the Scope of Work with our clinical research organization for the Pivotal Study, exclusive of reimbursable pass-through expenses, of which approximately $374,000 had been incurred through June 30, 2026, with the remainder payable as specified project milestones are achieved and reimbursable pass-through expenses are incurred; (ii) development services fees of $10,000 per month under the Collaboration Agreement with GreenLight Ventures, LLC, which has an initial term of 24 months from May 14, 2026, together with any approved excess development services and approved infrastructure support services billed at the rates set forth in that agreement; (iii) base rent under our office lease, as amended on July 28, 2026 for a term of 65 months, ranging from approximately $5,000 to $6,000 per month subject to annual increases, together with our proportionate share of operating expenses and real property taxes and subject to a five-month conditional abatement of base rent following commencement of the expansion space; and (iv) monthly consulting fees of $16,667 under our consulting agreement with U.S. Asian Consulting Group, LLC, which expires in September 2030. The semi-annual share awards valued at $100,000 under that consulting agreement, and the remaining tranches of consideration shares issuable under the Stock Purchase Agreement 90, 180 and 270 days after the closing date, are satisfied in shares of our common stock and do not represent cash requirements.

We expect to fund these requirements from cash and cash equivalents on hand and from sales of common stock under our ATM program, under which approximately $2,654,000 of the aggregate offering amount remained available as of the date of this Report. Certain changes to the Pivotal Study, including the addition of new clinical sites, increases in enrolled participants, protocol amendments after study start-up, amendments to critical analyses and extensions of study duration, would require a change order and could increase the amounts payable under the Scope of Work.

Although we currently generate limited revenue from legacy Gen-1 licensing fees and electrode sales in the United States, and recorded no international revenue in the three or six months ended June 30, 2026, we expect to continue to incur significant operating losses and negative operating cash flows as we advance our product development, clinical, regulatory and commercialization initiatives. The successful development and commercialization of our products remains highly uncertain, and we cannot reasonably estimate the nature, timing or costs necessary to complete the clinical development of our product candidates, obtain the required regulatory authorizations, or achieve commercial acceptance. Accordingly, we are unable to predict when, if ever, our operations will generate sufficient revenues to achieve positive cash flows.

Our future capital requirements will depend on numerous factors, including, but not limited to:

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

Liquidity

As of June 30, 2026, the Company had an accumulated deficit of approximately $97,203,000, a loss from operations of approximately $4,367,000 for the six months then ended, and negative cash flows from operating activities of approximately $3,515,000. As of June 30, 2026, the Company had cash and cash equivalents of approximately $1,005,000.

The Company recorded no international revenue in the three or six months ended June 30, 2026. The Company’s limited revenue in these periods was derived from legacy Gen-1 licensing fees and electrode sales in the United States. Operating activities continue to consume the majority of the Company’s cash resources. Management expects to continue incurring operating losses and negative operating cash flows as the Company advances its clinical development, regulatory, and product development initiatives, including its FDA-cleared clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia, continued development of the Nexalin NeuroCare™ platform, manufacturing and product development activities, and other strategic initiatives.

The Company has historically funded its operations primarily through equity financings, including sales under its at-the-market offering program, and expects to require additional capital to support its planned operations and strategic initiatives. While the Company intends to pursue additional financing opportunities as needed, there can be no assurance that such financing will be available on acceptable terms, or at all.

Our ability to raise capital, including through sales under the ATM program, depends in significant part on the continued listing of our common stock on The Nasdaq Capital Market. As described under “Minimum Bid Price Requirement” below, on July 24, 2026 we received a Staff Delisting Determination from Nasdaq and timely requested a hearing before the Nasdaq Hearings Panel, which is expected to stay any suspension of trading and delisting action pending the Panel’s decision. The ATM program is conducted under a registration statement on Form S-3, and our eligibility to use that form depends on the continued listing of our common stock on a national securities exchange. Accordingly, if our common stock were delisted, we expect that our ability to sell shares under the ATM program would be materially impaired or eliminated, and that any alternative financing would likely be available only on less favorable terms, if at all. Because sales under the ATM program provided all of our net cash from financing activities during the six months ended June 30, 2026, a delisting would be reasonably likely to have a material adverse effect on our liquidity.

The acquisition of PONM, Inc. and the related licensed software and intellectual property expands the Company’s technology portfolio and supports the continued development of the Nexalin NeuroCare™ platform. The related collaboration arrangement is intended to support the integration and continued enhancement of these capabilities. These initiatives are expected to require continued investment before contributing to future operating results.

Management has evaluated these conditions and concluded that the Company does not currently have sufficient cash and cash equivalents to fund its anticipated operating requirements for at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Commitments and Contingencies

As of June 30, 2026, the Company was party to a clinical research organization agreement with its CRO related to its ongoing FDA pivotal insomnia clinical trial. Payments under the agreement are generally based on specified project milestones, services performed, and reimbursable third-party costs. The Company recognizes the related costs as services are performed. The Company is also party to the Collaboration Agreement with GreenLight Ventures, LLC, its office lease as amended on July 28, 2026, and its consulting agreement with U.S. Asian Consulting Group, LLC. See “Material Cash Requirements” above and Notes 4, 9 and 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Notice had no immediate effect on the continued listing of the Company’s common stock on The Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a 180-calendar day compliance period, which expired on July 20, 2026, to regain compliance with the minimum bid price requirement.

The Company did not regain compliance with the minimum bid price requirement during the initial compliance period and does not currently satisfy the requirements for an automatic additional 180-calendar day compliance period. Accordingly, on July 24, 2026, the Company received a Staff Delisting Determination from Nasdaq. Upon receipt of such determination, the Company requested a hearing before the Nasdaq Hearings Panel. The hearing request is expected to stay any suspension of trading and delisting action pending the Panel’s decision.

The Company continues to evaluate alternatives to regain compliance with the Nasdaq continued listing requirements, including, if determined appropriate by the Board of Directors, implementing the reverse stock split authorized by the Company’s stockholders at the 2026 Annual Meeting. As of the date of issuance of these unaudited consolidated financial statements, the Board has approved a 30 to 1 reverse stock split, but it has not gone into effect as of yet. There can be no assurance that the Hearings Panel will grant the Company’s request for continued listing or that the Company will ultimately regain compliance with the applicable Nasdaq continued listing requirements.

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

Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our internal control over financial reporting as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of the evaluation date, our internal control over financial reporting was not effective due to the following material weaknesses:

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

In light of the conclusion that our internal control over financial reporting was not effective as of June 30, 2026, we have applied particular procedures and processes as necessary to ensure the reliability of our financial reporting with respect to this Report. Accordingly, we believe, based on our knowledge that: (i) this Report does not contain any untrue statement of material fact or omit a statement of material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Report; and (ii) the consolidated financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this Report.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, in Internal Control-Integrated Framework.

This Report does not include an attestation report of our registered public accounting firm due to an exemption established by SEC rules for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 25, 2026, other than as set forth below. The risk factors described in that Annual Report, together with the additional and updated risk factors set forth below, could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock, and you should carefully consider all of them together with the other information in this Report

Our common stock is subject to a pending Nasdaq delisting proceeding, and if it is delisted the trading market for and value of our common stock would likely be materially and adversely affected.

On January 21, 2026, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share. The Company was provided with an initial 180-calendar day compliance period, which expired on July 20, 2026.

On July 24, 2026, Nasdaq notified the Company that it had not regained compliance with the minimum bid price requirement and that the Company was not eligible for an additional 180-calendar day compliance period because it did not satisfy the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. Nasdaq further advised the Company that, unless it timely requests a hearing before a Nasdaq Hearings Panel, trading of the Company’s common stock will be suspended, and Nasdaq will commence delisting proceedings.

The Company timely requested a hearing before the Nasdaq Hearings Panel. A timely hearing request will stay the suspension of the Company’s common stock and the delisting process pending the Panel’s decision. However, there can be no assurance that the Panel will grant the Company’s request for continued listing, that the Company will regain compliance with the applicable Nasdaq Listing Rules, or that the Company’s common stock will continue to be listed on The Nasdaq Capital Market.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity for our common stock;

●	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and could result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to obtain additional financing in the future.

A delisting of our common stock would impair our ability to use our at-the-market offering program.

We have historically funded our operations through equity financings, including sales of common stock under our ATM program. The ATM program is conducted under a registration statement on Form S-3, and our eligibility to use that form depends on the continued listing of our common stock on a national securities exchange. If the Nasdaq Hearings Panel does not grant our request for continued listing, or if we are otherwise unable to regain compliance with the Nasdaq continued listing requirements, we would expect to lose the ability to sell shares under the ATM program. In that event, we would need to seek alternative sources of financing, which may not be available to us on acceptable terms or at all, particularly in light of the substantial doubt about our ability to continue as a going concern. Any resulting inability to raise capital would require us to delay, reduce or eliminate planned clinical, regulatory and product development activities, including our pivotal insomnia clinical trial, or to pursue other strategic alternatives.

We completed the acquisition of PONM, Inc. during the second quarter of 2026, and we may not realize the anticipated benefits of that acquisition or the related licensed technology.

On May 14, 2026, we acquired all of the outstanding equity interests of PONM, Inc. from GreenLight Ventures, LLC (“GLV”) for aggregate consideration of approximately $1.3 million payable in shares of our common stock. Substantially all of the value we acquired relates to an exclusive license to certain software and related intellectual property within specified fields of use, which we recorded as a finite-lived intangible asset with a carrying amount of approximately $700,000 that we are amortizing on a straight-line basis over an estimated useful life of seven years. We acknowledged in the Stock Purchase Agreement that the licensed software, standing alone, does not include all of the features, functionality, integrations or enhancements necessary to operate our business or commercialize our devices at scale, and that additional development and customization will be required, which we expect to obtain in whole or in part from GLV under the Collaboration Agreement. Accordingly, if the acquired technology does not perform as expected, if the license is terminated, narrowed or successfully challenged, or if GLV does not perform its development, maintenance and support obligations, we may be unable to complete the development of our Nexalin NeuroCare™ platform, may be required to recognize an impairment charge against the carrying amount of the intangible asset, and may not realize any of the benefits we expect from the transaction.

We depend on GLV for the continued development, maintenance and support of the acquired technology, and that relationship is a related party transaction. Dr. David Owens, a member of our Board of Directors and our Chief Medical Officer, holds a minority ownership interest in GLV. The Collaboration Agreement has an initial term of only 24 months, and we have no assurance that we will be able to extend it on acceptable terms or that we could replace GLV’s development and support services on a timely or cost-effective basis. Our rights to the acquired software are limited to a specified field of use, and GLV retains rights outside that field, which may limit our ability to expand the platform into other applications or to prevent GLV or its other licensees from developing competing capabilities.

In addition, approximately $387,000 of the purchase consideration remained unpaid as of June 30, 2026 and is payable in three further tranches of our common stock 90, 180 and 270 days after the closing date. The unissued shares are subject to down-round protection for certain issuances below the applicable per share price, equitable adjustment for stock splits, reverse stock splits, recapitalizations and similar capital adjustments, and delisting protection, in each case subject to a floor of $0.61 per share and a ceiling of $1.15 per share, and all remaining unissued shares accelerate upon a change of control. Because the number of shares ultimately issued will depend on our stock price and on these protective provisions, our stockholders may experience additional dilution, which could be substantial if our stock price declines, if we implement the reverse stock split authorized by our stockholders, or if our common stock is delisted.

Our Board of Directors has approved a 30-to-1 reverse stock split that has not been effected, and a reverse stock split may not achieve its intended purpose and may adversely affect the liquidity and market price of our common stock.

At our 2026 Annual Meeting of Stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation authorizing our Board of Directors, in its discretion, to effect one or more reverse stock splits of our issued and outstanding common stock at a ratio of any whole number between and including 1-for-2 and 1-for-100, provided that the aggregate of all reverse stock splits implemented under that authority does not exceed 1-for-250, and subject to the Board’s authority to abandon any such amendment. As of the date of this Report, the Board has approved a 30-to-1 ratio, but the reverse stock split has not been effected, and the Board may determine to effect the split at a different ratio, at a different time, or not at all.

We cannot assure you that a reverse stock split would result in a closing bid price for our common stock at or above $1.00 per share, or that any such increase would be sustained for the minimum period required to regain compliance with the Nasdaq minimum bid price requirement. The market price of our common stock may decline following a reverse stock split, and the aggregate market value of our common stock may be lower than before the split. In addition, regaining compliance with the minimum bid price requirement would not by itself resolve the pending delisting proceeding, because the Nasdaq Hearings Panel may require us to satisfy other continued or initial listing standards, including the minimum stockholders’ equity requirement that made us ineligible for a second automatic compliance period. A reverse stock split would also reduce the number of outstanding shares of our common stock, which could reduce trading liquidity, increase price volatility, increase the number of stockholders holding odd lots and increase transaction costs for those holders.

A reverse stock split would also require equitable adjustment of the remaining unissued Consideration Shares and the applicable per share price under the Stock Purchase Agreement, and would result in a proportionate adjustment to the shares reserved under our equity compensation plans and to the exercise prices and share amounts of our outstanding stock options. Because the applicable per share price under the Stock Purchase Agreement remains subject to a floor and a ceiling, the adjustment could affect the number of shares we ultimately issue as deferred purchase consideration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

(a) Unregistered Sales of Equity Securities.

On May 14, 2026, in connection with the closing of the acquisition of PONM, Inc., the Company issued 959,016 shares of its common stock, par value $0.001 per share, to GreenLight Ventures, LLC as the initial tranche of the Consideration Shares payable under the Stock Purchase Agreement, with an initial fair value of approximately $725,000. The shares were issued as consideration for all of the outstanding equity interests of PONM, Inc. and not for cash. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the shares were issued to a single sophisticated purchaser in a privately negotiated transaction without any general solicitation or general advertising, the purchaser represented that it was acquiring the shares for investment and not with a view to distribution, and the shares were issued bearing a restrictive legend. Additional shares remain issuable as deferred purchase consideration in three further tranches in accordance with the contractual issuance schedule, and the Company expects to rely on the same exemption for those issuances.

(b) Use of Proceeds.

Not applicable.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Plans

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1(1)	Certificate of Incorporation, as amended and as currently in effect.
3.2	Second Amended and Restated Bylaws of Nexalin Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 17, 2026).
4.1(1)	Form of Specimen stock certificate evidencing shares of common stock
10.1(4)	Scope of Work between the Company and Lindus Health Limited entered into on April 17, 2026. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 8, 2026.)
10.2(2)(4)	Stock Purchase Agreement between the Company and GreenLight Ventures LLC on May 14, 2026.
10.3(2)(4)	Collaboration Agreement between the Company and GreenLight Ventures LLC on May 14, 2026.
10.4(2)(4)	License Agreement between PONM, Inc. and GreenLight Ventures LLC on April 30, 2026.
10.5(2)(4)	Third Amendment to Lease Agreement between the Company and Nutex HQ LLC on July 28, 2026.
10.6(5)	Nexalin Technology, Inc. 2026 Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 10, 2026).
31.1(2)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2(2)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

(1)	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
(2)	Filed as an exhibit to this Form 10-Q.
(3)	Furnished herewith.
(4)	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any redacted portion to the SEC upon request.
(5)	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexalin Technology, Inc.

	By:	/s/ Mark White
Dated: August 12, 2026		Mark White
Chief Executive Officer Principal Executive Officer

Dated: August 12, 2026	By:	/s/ Justin Van Fleet
Justin Van Fleet
Chief Financial Officer
Principal Financial Officer