Form 10-Q
period 2026-09-30
Nexalin Technology, Inc.
filed 2026-11-12
CIK 1527352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2026, there were 1,236,560 shares of the Registrant’s common stock outstanding.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2026

i

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$793,139	$654,783
Short-term investments	-	3,068,429
Accounts receivable, including related party receivables of $7,974 and $37,812, respectively	118,285	81,571
Inventory	207,270	131,473
Prepaid expenses and other current assets	772,944	363,014
Total Current Assets	1,891,638	4,299,270
Operating lease right-of-use asset	274,340	-
Equipment, net of accumulated depreciation of $13,634 and $2,683, respectively	38,326	-
Intangible assets, net	1,082,971	336,049
Total Assets	$3,287,275	$4,635,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$640,666	$244,579
Accrued expenses	646,647	642,754
Deferred share obligation (Note 4)	209,399	-
Commitment-fee liability (Note 9)	300,000	-
Note payable, net of debt discount (Note 7)	952,813	-
Operating lease liability, current	11,266	-
Total Current Liabilities	2,760,791	887,333
Long-term Liabilities:
Operating lease liability, long-term	263,142	-
Total Liabilities	3,023,933	887,333

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 828,934 and 639,544 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	829	639
Accumulated other comprehensive income	-	406
Additional paid-in capital	100,128,000	96,614,353
Accumulated deficit	(99,865,487)	(92,867,412)
Total Stockholders’ Equity	263,342	3,747,986
Total Liabilities and Stockholders’ Equity	$3,287,275	$4,635,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net (including related-party revenue of $0 for each of the three months ended September 30, 2026 and 2025, and $0 and $11,859 for the nine months ended September 30, 2026 and 2025, respectively)	$78,301	$18,149	$105,412	$129,752
Cost of revenues	22,620	3,948	27,701	40,344
Gross profit	55,681	14,201	77,711	89,408

Operating expenses:
Professional fees	517,576	265,149	1,420,316	811,562
Salaries and benefits	496,836	448,084	1,497,113	1,153,843
Selling, general and administrative	1,430,732	1,420,079	3,006,100	3,243,135
Research and development	219,834	226,520	1,130,696	858,582
Total operating expenses	2,664,978	2,359,832	7,054,225	6,067,122

Loss from operations	(2,609,297)	(2,345,631)	(6,976,514)	(5,977,714)

Other income (expense), net:
Interest income (expense), net	(52,771)	2,288	(52,608)	8,081
Gain on sale of short-term investments	-	46,774	29,041	99,331
Other income	-	20,258	2,006	25,715
Total other income (expense), net	(52,771)	69,320	(21,561)	133,127
Loss before provision for income taxes	(2,662,068)	(2,276,311)	(6,998,075)	(5,844,587)

Provision for income taxes	-	-	-	-

Loss before net loss of affiliate	(2,662,068)	(2,276,311)	(6,998,075)	(5,844,587)
Equity in net loss of affiliate	-	-	-	(1,048)

Net loss	(2,662,068)	(2,276,311)	(6,998,075)	(5,845,635)
Other comprehensive loss:
Other comprehensive loss on short-term investments, net of reclassification adjustments	-	(1,461)	(406)	(119)
Comprehensive loss	$(2,662,068)	$(2,277,772)	$(6,998,481)	$(5,845,754)

Net loss per share attributable to common stockholders - Basic and Diluted	$(3.43)	$(3.84)	$(9.79)	$(11.22)

Weighted-average shares outstanding - basic and diluted	776,657	593,128	714,464	521,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance as of January 1, 2025	443,450	$443	$(513)	$88,321,339	$(84,645,231)	$3,676,038
Other comprehensive income (loss)	-	-	830	-	-	830
Stock-based compensation	814	1	-	636,843	-	636,844
Net loss	-	-	-	-	(1,988,337)	(1,988,337)
Balance as of March 31, 2025	444,264	$444	$317	$88,958,182	$(86,633,568)	$2,325,375
Other comprehensive income (loss)	-	-	513	-	-	513
Stock-based compensation	-	-	-	572,100	-	572,100
Shares issued as part of offering	136,333	136	-	4,646,261	-	4,646,397
Net loss	-	-	-	-	(1,580,987)	(1,580,987)
Balance as of June 30, 2025	580,597	$580	$830	$94,176,543	$(88,214,555)	$5,963,398
Other comprehensive income (loss)	-	-	(1,461)	-	-	(1,461)
Stock-based compensation	25,723	26	-	1,082,764	-	1,082,790
Net loss	-	-	-	-	(2,276,311)	(2,276,311)
Balance as of September 30, 2025	606,320	$606	$(631)	$95,259,307	$(90,490,866)	$4,768,416

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	(Loss)	Capital	Deficit	Equity
Balance as of January 1, 2026	639,544	$639	$406	$96,614,353	$(92,867,412)	$3,747,986
Other comprehensive income (loss)	-	-	88	-	-	88
Stock-based compensation	-	-	-	478,611	-	478,611
Shares issued under the ATM Program, net of issuance costs	46,510	47	-	756,374	-	756,421
Net loss	-	-	-	-	(2,096,837)	(2,096,837)
Balance as of March 31, 2026	686,054	$686	$494	$97,849,338	$(94,964,249)	$2,886,269
Other comprehensive income (loss)	-	-	(494)	-	-	(494)
Stock-based compensation	-	-	-	408,387	-	408,387
Shares issued under the ATM Program, net of issuance costs	15,435	15	-	138,350	-	138,365
Shares issued in connection with asset acquisition of PONM, Inc.	31,967	32		326,034		326,066
Net loss	-	-	-	-	(2,239,170)	(2,239,170)
Balance as of June 30, 2026	733,456	$733	$-	$98,722,109	$(97,203,419)	$1,519,423
Other comprehensive income (loss)	-	-	-	-	-	-
Stock-based compensation	-	-	-	923,494	-	923,494
Shares issued under the ATM Program, net of issuance costs	1,090	1	-	(18,868)	-	(18,867)
Shares issued in connection with asset acquisition of PONM, Inc.	14,208	14	-	149,308	-	149,322
Shares issued in registered direct offering, net of issuance costs	80,645	81	-	355,448	-	355,529
Cash paid in lieu of fractional shares in connection with reverse stock split	(465)	-	-	(3,491)	-	(3,491)
Net loss	-	-	-	-	(2,662,068)	(2,662,068)
Balance as of September 30, 2026	828,934	$829	$-	$100,128,000	$(99,865,487)	$263,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,998,075)	$(5,845,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,810,492	2,291,734
Depreciation	10,950	-
Amortization of intangible assets	59,821	15,385
Amortization of debt discount and debt issuance costs	52,826	-
Non-cash lease expense	6,374	-
Gain on sale of short-term investments	(29,041)	(99,331)
Return on investment in Joint Venture	-	864
Changes in operating assets and liabilities:
Accounts receivable	(66,552)	2,111
Accounts receivable - related party	29,838	3,007
Prepaid assets and other current assets	(296,930)	(2,954)
Inventory	(75,797)	14,353
Accounts payable	396,087	(91,367)
Accounts payable - related party	-	2,911
Accrued expenses	3,893	(66,714)
Accrued expenses - related party	-	(34,000)
Operating lease liability	(6,306)	-
Net cash used in operating activities	(5,102,420)	(3,809,636)

Cash flows from investing activities:
Proceeds from sale and maturities of short-term investments	8,098,254	31,247,000
Purchase of short-term investments	(5,001,190)	(32,004,951)
Purchase of equipment	(49,276)	-
Purchase of patents	(75,810)	(46,333)
Purchase of trademarks	(46,146)	(16,887)
Net cash provided by (used in) investing activities	2,925,832	(821,171)

Cash flows from financing activities:
Sale of common stock for cash, net of financing fees	-	4,646,397
Net proceeds from sales of common stock under ATM Program	875,919	-
Proceeds from registered direct offering, net of issuance costs	655,529
Proceeds from issuance of note payable, net of original issue discount and lender transaction expenses	1,000,000	-
Payment of debt issuance costs	(100,013)	-
Payment of deferred offering costs	(113,000)	-
Cash paid in lieu of fractional shares upon reverse stock split	(3,491)
Net cash provided by financing activities	2,314,944	4,646,397

Net increase in cash and cash equivalents	138,356	15,590
Cash and cash equivalents - beginning of period	654,783	574,485
Cash and cash equivalents - end of period	$793,139	$590,075

Non-cash investing and financing activities:
Acquisition of licensed technology through issuance of common stock and deferred share obligation	724,591	-
Remeasurement of deferred share consideration capitalized to acquired licensed technology	(39,804)	-
Adjustment to operating lease right-of-use assets related to new and renewed leases	280,715	-
Issuance of common stock in settlement of deferred share obligation	149,322
Original issue discount and lender transaction expenses included in note principal	170,000
Equity issuance costs recognized through a commitment-fee liability	300,000
Unrealized loss on short-term investments	(406)	(119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXALIN TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF THE ORGANIZATION AND BUSINESS

Corporate History

Nexalin Technology, Inc. (the “Company” or “Nexalin”) was formed on November 17, 2021 as a Delaware corporation.

The Company was originally formed as a Nevada corporation on October 19, 2010, as Nexalin Technology, Inc. (“Nexalin Nevada”). On December 1, 2021, the Company completed a corporate reorganization pursuant to which Nexalin Nevada merged with and into a newly incorporated Delaware corporation of the same name. As a result of the reorganization, Nexalin succeeded Nexalin Nevada, and each shareholder of Nexalin Nevada exchanged each share of Nexalin Nevada common stock for one-twentieth (1/20) of a share of common stock of the newly formed Delaware corporation. Prior to the reorganization, Nexalin had nominal assets and liabilities and conducted no operations other than those related to its incorporation.

On August 11, 2026, the Company’s stockholders approved one or more amendments to the Company’s certificate of incorporation to effect reverse stock splits of the Company’s common stock, at ratios ranging from one-for-two to one-for-one hundred, as determined by the Board of Directors (the “Board”), provided that the cumulative effect of all reverse stock splits implemented pursuant to the authorization may not exceed one-for-two hundred fifty. On August 28, 2026, pursuant to this authorization, the Company effected a one-for-thirty reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result, every thirty shares of common stock issued and outstanding immediately before the Reverse Stock Split were automatically combined into one share of common stock. The par value of the Company’s common stock remained unchanged at $0.001 per share. The reduction in the aggregate par value of the issued common stock resulting from the Reverse Stock Split was reclassified to additional paid-in capital, with no effect on total stockholders’ equity. No fractional shares were issued in connection with the Reverse Stock Split; stockholders otherwise entitled to receive fractional shares received cash in lieu thereof. Proportionate adjustments were made to the number of shares issuable upon the exercise of outstanding stock options and warrants and to their respective exercise prices. All common share and per-share amounts, including shares underlying stock options and warrants and their applicable exercise prices, presented in these condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

The Company’s principal offices are located at 1776 Yorktown Street, Suite 550, Houston, Texas 77056.

The Company’s common stock and the warrants issued in connection with its 2022 public offering began trading on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) on September 16, 2022, under the symbols “NXL” and “NXLIW,” respectively. The public-offering warrants expired and were delisted in September 2025. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “NXL.”

Throughout this Report, the terms “Nexalin,” “our,” “we,” “us,” and the “Company” refer to Nexalin Technology, Inc.

Business Overview

We are a medical device company focused on the design and development of neurostimulation products intended to address certain mental health and neurological conditions. We developed an easy-to-administer medical device – referred to as “Generation 1” or “Gen-1” – that utilizes bioelectronic medical technology to treat anxiety, insomnia and depression without the need for drugs or psychotherapy. While the Gen-1 device had been cleared by the U.S. Food and Drug Administration (“FDA”) to treat depression, anxiety, and insomnia, because of the FDA’s December 2019 reclassification of cranial electrotherapy stimulation (CES) devices, the Gen-1 device was reclassified as a Class II device for the treatment of anxiety and insomnia, and as a Class III device for the treatment of depression.

The waveform that comprises the basis of our “Generation 2” or “Gen-2”, “Gen-2 SYNC” or “SYNC” and new “Generation 3” or “Gen-3”, “Gen-3 HALO” or “HALO” headset devices have been in Q-submission process for review by the FDA. In October 2025, the FDA formally accepted our Q-Submission (“Q-Sub”) related to the Company’s Gen-2 Console (“SYNC”) system for the treatment of Alzheimer’s disease and dementia. The Company met with the FDA in November of 2025 and continues to develop a strategy and protocol. The acceptance of the Company’s request for interaction with the FDA with respect to its SYNC system represents a significant step toward Nexalin’s goal of achieving FDA authorization to begin U.S. clinical studies targeting Alzheimer’s and dementia — two of the most urgent unmet needs in healthcare. The Q-Submission process enables structured dialogue with and feedback from the FDA to discuss proposed clinical trial design, study endpoints, and regulatory pathway for evaluating the SYNC system as a potential non-invasive therapy for these debilitating neurodegenerative conditions, as well as for mild to moderate cognitive impairment (MCI) associated with Alzheimer’s disease. Determinations of the safety and efficacy of our devices in the United States are solely within the authority of the FDA.

The Company initiated a pivotal clinical trial in the second quarter of 2026 evaluating the HALO device for the treatment of insomnia, and preliminary patient recruitment and enrollment activities have commenced. The trial is intended to support the Company’s planned De Novo submission to the FDA. During the third quarter of 2026, the Company transitioned certain clinical research organization responsibilities for the insomnia trial to a new clinical research organization as part of its ongoing management of the study. We continue to work closely with the FDA as part of the De Novo regulatory pathway for the HALO device. If FDA marketing authorization is obtained, we intend to pursue the further development and potential commercialization of the HALO device in the United States and other selected territories.

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

Our products and product candidates are designed to be easy to administer and physically non-invasive, and to deliver neurostimulation without causing discomfort. They have been developed to provide relief to those afflicted with mental health issues, including anxiety, insomnia, depression, Alzheimer’s disease and dementia, mild cognitive impairment and mild traumatic brain injury. We utilize bioelectronic medical technology to treat these mental health issues. The determination of safety and efficacy of medical devices in the United States is subject to clearance or other marketing authorization by the FDA.

Continued Nasdaq Listing

Our common stock is listed on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “NXL.” Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization, minimum stockholders’ equity and other requirements. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including the Minimum Bid Price Requirement discussed below, director independence and independent committee requirements, minimum stockholders’ equity requirements and certain corporate governance requirements. There can be no assurance that we will be able to comply with all applicable continued listing standards.

Minimum Bid Price Requirement

We are required to maintain a minimum bid price of $1.00 per share. On January 21, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, based upon the closing bid price of the Company’s common stock for the preceding 30 consecutive business days, the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”).

The Notice had no immediate effect on the continued listing of the Company’s common stock on the Nasdaq Capital Market. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial 180-calendar-day compliance period, which expired on July 20, 2026, to regain compliance with the Minimum Bid Price Requirement.

The Company did not regain compliance with the Minimum Bid Price Requirement during the initial compliance period and did not qualify for an automatic additional 180-calendar-day compliance period. Accordingly, on July 24, 2026, the Company received a Staff Delisting Determination from Nasdaq. The Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which stayed the suspension and delisting of the Company’s common stock pending the Panel’s decision.

On August 28, 2026, the Company effected a one-for-thirty reverse stock split of its issued and outstanding common stock in an effort to regain compliance with the Minimum Bid Price Requirement. On September 1, 2026, the Company appeared before the Panel and presented its plan to regain and maintain compliance with Nasdaq’s continued listing requirements. On September 25, 2026, the Company received written notification from the Panel granting its request for continued listing, subject to the Company demonstrating compliance with the Minimum Bid Price Requirement on or before September 28, 2026, and the minimum stockholders’ equity requirement of $2,500,000 under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”) on or before January 4, 2027. On September 30, 2026, the Company received formal notification from Nasdaq confirming that it had regained compliance with the Minimum Bid Price Requirement.

The Company’s common stock remains listed and eligible for trading on the Nasdaq Capital Market. Although the Company has regained compliance with the Minimum Bid Price Requirement, its continued listing remains subject to demonstrating compliance with the Stockholders’ Equity Requirement on or before January 4, 2027. There can be no assurance that the Company will regain compliance with the Stockholders’ Equity Requirement within the period granted by the Panel or maintain compliance with Nasdaq’s other continued listing requirements. If the Company is unable to regain or maintain compliance, its common stock may be delisted from the Nasdaq Capital Market.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2026, the Company had cash and cash equivalents of approximately $793,000, working capital deficit of approximately $869,000 and an accumulated deficit of approximately $99,865,000. For the nine months ended September 30, 2026, the Company incurred a loss from operations of approximately $6,977,000 and used approximately $5,102,000 of cash in operating activities. The Company has generated limited operating revenue, and its operating activities continue to consume a substantial portion of its cash resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to continue to incur operating losses and negative cash flows as it advances its clinical development, regulatory and product-development initiatives, including its ongoing pivotal clinical trial evaluating the HALO device for the treatment of insomnia, and pursues other strategic initiatives. Historically, the Company has funded its operations primarily through equity and debt financings, including sales under its ATM Program (as defined below), a registered direct offering completed during the third quarter of 2026 and the issuance of an unsecured promissory note. The Company expects that additional capital will be required to fund its planned operations and strategic initiatives.

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under the ATM Program, generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000, after deducting sales-agent commissions and other issuance costs, including the fee payable to Alumni Capital LP in connection with its waiver of restrictions on ATM sales. In connection with these sales, the Company made a mandatory prepayment of approximately $378,000 under its unsecured promissory note, reducing the outstanding principal balance to approximately $792,000.

Management’s plans include utilizing the remaining proceeds from the financing activities described above, pursuing additional equity financing, including potential sales under the ATM Program and the Company’s Any Market Purchase Agreement (the “AMPA”), subject to the satisfaction of applicable conditions, expanding international revenue opportunities, advancing its clinical and regulatory programs and managing operating expenditures. The amount and timing of any proceeds available under the ATM Program or the AMPA are subject to market conditions, the market price and trading volume of the Company’s common stock, regulatory requirements and other applicable conditions.

After considering the financing activities described above, the related repayments of the unsecured promissory note and management’s other plans, the Company concluded that it does not have sufficient liquidity to fund its anticipated operating requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. The successful execution of management’s plans is subject to risks and uncertainties, many of which are outside the Company’s control, including capital-market conditions and the Company’s ability to obtain additional financing on acceptable terms, or at all. Accordingly, management determined that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2026. The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from those audited financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Nexalin Technology, Inc. and its wholly owned subsidiaries, Neuro-Health International, Inc. (“Neuro-Health”), PONM, Inc. (“PONM”) and Beijing Nexalin Neurotech Co., Ltd (“WOFE”). PONM has been included in the Company’s unaudited condensed consolidated financial statements from the date of its acquisition on May 14, 2026. Neuro-Health and WOFE did not generate revenue or conduct material operating activities during the periods presented.

The WOFE was formed in January 2026 but has not commenced commercial operations, generated revenue, employed personnel or opened a bank account. Its activities have been limited to an immaterial office-space lease and limited formation, legal, administrative and consulting matters. During the third quarter of 2026, the Company determined not to pursue operations through the WOFE and engaged legal counsel in the People’s Republic of China to commence its dissolution and deregistration. The WOFE will remain included in the Company’s condensed consolidated financial statements until its dissolution is completed.

The Company owns a 48% interest in Nexalin Neurohealth Company Limited (the “Joint Venture”), a company formed under the laws of Hong Kong. Wider Come Limited (“Wider”) owns the remaining 52% interest. The Company accounts for its investment in the Joint Venture under the equity method because the Company has the ability to exercise significant influence over, but does not control, the Joint Venture. During the year ended December 31, 2025 and the nine months ended September 30, 2026, the Joint Venture generated no revenue and conducted limited operating activities. Its expenses during those periods consisted primarily of immaterial administrative and maintenance costs. The carrying amount of the Company’s equity-method investment in the Joint Venture was $0 as of September 30, 2026 and December 31, 2025. Wider is a People’s Republic of China (“PRC”) company and a related party of the Company (Wider and its affiliates are stockholders of the Company). The activities of the Company in China disclosed in the 2025 Form 10-K associated with the Joint Venture were performed or arranged by Wider with its own personnel and resources under the Distribution Authorization Agreement dated May 1, 2019 and the parties’ collaborative arrangements. Wider is not a subsidiary of the Company and is not controlled or consolidated by the Company. The revenue the 2025 Form 10-K describes as derived from “the Joint Venture and Wider” ($49,671 in 2025 and $4,890 in 2024) consisted of sales of devices and related products to Wider.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue and expenses and the disclosure of contingencies as of the date of the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and other available information that it believes to be reasonable under the circumstances. Significant estimates and assumptions include those used in determining stock-based compensation expense; the initial classification and valuation of warrants and other equity-linked instruments; the valuation of deferred share consideration; accrued clinical trial and research costs; the useful lives and potential impairment of intangible assets; inventory valuation; the valuation allowance against deferred tax assets; and the Company’s assessment of its ability to continue as a going concern. Because future events and their effects cannot be determined with precision, actual results could differ materially from these estimates and assumptions.

Disaggregated Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Device sales	$-	$-	$-	$-
Licensing & treatment fee	9,950	9,584	30,060	37,251
Equipment & boards	67,750	7,440	74,386	79,777
Other	601	1,125	966	12,724
Total	$78,301	$18,149	$105,412	$129,752

Major Geographic Locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
US revenues	$13,910	$12,779	$41,021	$95,533
International revenues
Oman - 3rd party	-	5,370	-	20,490
China - related party	-	-	-	11,859
China - 3rd party	64,391	-	64,391	1,870
Total international revenues	64,391	5,370	64,391	34,219

Total	$78,301	$18,149	$105,412	$129,752

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

When deferred purchase consideration is payable based on contractual terms and represents additional consideration for the acquired assets, the Company records a corresponding liability. Until such consideration is settled, the liability is remeasured to reflect changes in the estimated amount of consideration expected to be transferred. Corresponding adjustments are recorded as changes to the carrying amount of the related acquired asset and are not recognized in current-period earnings. Acquired definite-lived assets are amortized over their estimated useful lives and evaluated for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Deferred Share Liability

A deferred share liability represents the Company’s obligation to satisfy deferred purchase consideration through the future issuance of shares of its common stock. The deferred share liability is initially recognized at the estimated value of the unpaid purchase consideration and is subsequently remeasured at each reporting date until settlement. Changes in the carrying amount of the deferred share liability are recorded as adjustments to the carrying amount of the related acquired intangible asset in accordance with the Company’s accounting policy for asset acquisitions. Upon issuance of the Company’s common stock, the applicable portion of the deferred share liability is reclassified to stockholders’ equity.

Research and Development

Research and development costs are expensed as incurred. Advance payments made to contract research organizations and other clinical trial vendors are capitalized as prepaid assets and recognized as research and development expense as the underlying services are performed. Management periodically evaluates the status of services provided under each contract to determine the appropriate amount of expense to recognize during each reporting period. Clinical trial costs are estimated based on available information regarding patient enrollment, services performed, contractual milestones and communications with third-party service providers. Amounts incurred for services performed but not yet invoiced are recorded as accrued expenses.

Intangible assets

Intangible assets consist principally of patents, trademarks and acquired software and related intellectual property. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Amortization expense of intangible assets was approximately $33,000 and $5,000 for the three months ended September 30, 2026 and 2025, respectively, and $60,000 and $15,000 for the nine months ended September 30, 2026 and 2025, respectively.

Debt and Debt Issuance Costs

Debt is recorded at its principal amount, net of any unamortized original issue discount and debt issuance costs. Original issue discounts and debt issuance costs directly attributable to the issuance of debt are amortized to interest expense over the contractual term of the related debt using the effective interest method. The amortization of such amounts increases the carrying amount of the debt so that the carrying amount equals the principal amount due at maturity. Upon an extinguishment of debt, any remaining unamortized discount and debt issuance costs are recognized in earnings. Amortization expense of debt issuance costs was approximately $53,000 and zero for the three months ended September 30, 2026 and 2025, respectively, and $53,000 and zero for the nine months ended September 30, 2026 and 2025, respectively.

Warrants

The Company evaluates warrants to purchase its common stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, to determine whether the warrants should be classified as liabilities or stockholders’ equity. Warrants that are indexed to the Company’s own common stock and meet the applicable requirements for equity classification are recorded within additional paid-in capital at their fair value on the issuance date and are not subsequently remeasured. The Company’s outstanding warrants met the requirements for equity classification as of September 30, 2026. Proceeds from the issuance of common stock and equity-classified warrants are allocated to the respective instruments based on their relative fair values on the issuance date. Equity-classified warrants are recorded in additional paid-in capital and are not subsequently remeasured.

Equity offering costs

Incremental costs directly attributable to equity offerings are recorded as a reduction of the proceeds received and stockholders’ equity. Costs incurred in connection with a proposed equity offering are deferred until the offering is completed. If a proposed offering is abandoned, the related deferred offering costs are charged to expense.

Leases

The Company determines whether an arrangement contains a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments over the lease term. When the rate implicit in a lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date.

Operating lease right-of-use assets also reflect lease payments made before commencement and are reduced by lease incentives received. Lease terms include renewal or termination options when the Company is reasonably certain to exercise the applicable option. Operating lease expense is recognized on a straight-line basis over the lease term. Variable lease payments that are not dependent on an index or rate are excluded from the measurement of lease liabilities and are recognized as expense in the period in which the obligation is incurred.

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

The Company’s financial assets measured at fair value on a recurring basis consist of U.S. Treasury bills and mutual funds. The Company also measures its deferred share liability at fair value on a recurring basis until the underlying shares are issued. U.S. Treasury bills and mutual funds are classified within Level 1 of the fair value hierarchy based on quoted prices in active markets. The deferred share liability is classified within Level 1 of the fair value hierarchy based on the nature of the inputs used in its valuation. The fair value of the deferred share liability is determined using the quoted market price of the Company’s common stock, together with the applicable contractual terms governing the share issuance. There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2026.

Fair Value of Financial Instruments

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these instruments. The deferred share liability is measured at fair value on a recurring basis.

The following table summarizes the amortized cost, unrealized gain (loss) and the fair value as of September 30, 2026 and December 31, 2025.

	Amortized Cost	Unrealized Gain	Fair Value
September 30, 2026
Short-term investments	$-	$-	$-

December 31, 2025
Short-term investments	$3,068,023	$406	$3,068,429

The following table provides the carrying value and fair value of the Company’s financial assets and liabilities measured at fair value as of September 30, 2026 and December 31, 2025.

	Carrying Value	Level 1	Level 2	Level 3
September 30, 2026
U.S. Treasury Bill	$-	$-	$-	$-
Mutual Funds	-	-	-	-
Deferred share liability	209,399	209,399	-	-
Total September 30, 2026	$209,399	$209,399	$-	$-

December 31, 2025
U.S. Treasury Bill	$2,700,824	$2,700,824	$-	$-
Mutual Funds	367,605	367,605	-	-
Total December 31, 2025	$3,068,429	$3,068,429	$-	$-

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

The following table summarizes the securities that would be excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the most recent fair value of the common shares:

	Three and Nine Months Ended September 30,
	2026	2025
Warrants	40,323	-
Options	217,121	130,454
Deferred share awards	17,033	6,705
Total	274,477	137,159

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for stock-based awards granted to employees, directors and nonemployee service providers, including stock options and deferred share awards, in the unaudited condensed consolidated statements of operations and comprehensive loss.

For stock options granted to employees, members of the Board and nonemployee service providers, the Company estimates the grant-date fair value of each option using the Black-Scholes option-pricing model. This model requires management to make assumptions regarding the expected term, expected stock-price volatility, risk-free interest rate and expected dividend yield. The grant-date fair value of equity-classified restricted stock and deferred share awards covering a fixed number of shares is generally determined using the closing price of the Company’s common stock on the grant date. For awards subject solely to service-based vesting conditions, including those with graded vesting schedules, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur rather than being estimated at the grant date.

The Company accounts for modifications of stock-based awards by recognizing any remaining unrecognized compensation cost associated with the original award, together with any incremental compensation cost resulting from the modification. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before the modification. When a modification accelerates the vesting of an award, the remaining compensation cost associated with the award is recognized on the modification date.

Future Adoption of New Accounting Pronouncement

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance refines the scope of derivative accounting for certain contracts and clarifies the accounting for share-based noncash consideration received from customers. The standard is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01, which requires additional disaggregated disclosures of certain income statement expense categories. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the application of interim reporting requirements and improves the organization and navigability of the interim disclosure guidance. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance.

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

All other newly issued but not yet effective accounting pronouncements are considered either not applicable or immaterial to the Company.

NOTE 4 — INTANGIBLE ASSETS, NET

The following table summarizes the gross carrying amount, amortization and the net carrying value as of September 30, 2026 and December 31, 2025.

	Useful life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2026
Licensed technology / intellectual property - PONM	7	$684,787	$(37,187)	$647,600
Patents	19	351,534	(39,633)	311,901
Trademarks	10	147,130	(23,660)	123,470
Total September 30, 2026		$1,183,451	$(100,480)	$1,082,971

December 31, 2025
Licensed technology / intellectual property - PONM	7	$-	$-	$-
Patents	19	275,724	(27,008)	248,716
Trademarks	10	100,984	(13,651)	87,333
Total December 31, 2025		$376,708	$(40,659)	$336,049

Future amortization is approximately $33,000 for the remainder of 2026, $131,000 for each of the years 2027 through 2031 and $395,000 thereafter.

Acquisition of PONM, Inc.

On May 14, 2026, the Company completed the acquisition of 100% of the outstanding equity interests of PONM pursuant to a Stock Purchase Agreement with GreenLight Ventures, LLC (“GLV” and the agreement, the “Stock Purchase Agreement”). Immediately prior to the acquisition, PONM entered into a License Agreement with GLV (the “License Agreement”) pursuant to which PONM obtained an exclusive license to certain software and related intellectual property within specified fields of use. Concurrently with the acquisition, the Company entered into a Collaboration Agreement with GLV (the “Collaboration Agreement”) under which GLV will provide ongoing software development, maintenance and related support services.

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

The aggregate purchase consideration is approximately $1.3 million and is payable through the issuance of shares of the Company’s common stock (“Consideration Shares”) in accordance with the issuance schedule contained in the Stock Purchase Agreement. The aggregate purchase consideration represents the contractual value of the Consideration Shares. The acquired licensed technology was recorded at approximately $685,000, representing the fair value of the Consideration Shares issued and the estimated value of the deferred share liability for the unissued Consideration Shares. The Consideration Shares are issuable in four tranches: 45% at closing; 20%, on the date that is 90 days after the closing date; 20%, on the date that is 180 days after the closing date; and 15%, on the date that is 270 days after the closing date. Closing of the first tranche under the Stock Purchase Agreement occurred, and the Company issued the initial tranche of the Consideration Shares, or 31,967 shares of common stock on May 14, 2026 with an initial fair value of approximately $326,000. In August of 2026, the Company issued the 2nd tranche of the Consideration Shares, or 14,208 shares of common stock, with a fair value of approximately $149,000. On November 10, 2026, the Company issued the 3rd tranche of the Consideration Shares, or 87,301 shares of common stock, with a fair value of approximately $128,000.

The unissued Consideration Shares are subject to specified protective provisions prior to issuance of the final tranche, including down-round protection for certain issuances below the Applicable Share Price; equitable adjustments for stock splits, reverse stock splits, recapitalizations, reclassifications and similar capital adjustments; and delisting protection. The Applicable Share Price was initially subject to a floor of $18.30 per share and a ceiling of $34.50 per share (equivalent to $0.61 and $1.15 per share, respectively, prior to the Reverse Stock Split). In connection with the Company’s August 2026 registered direct offering (see Note 9), the Applicable Share Price was reset to $9.30 per share, after giving effect to the Reverse Stock Split. Following the issuance of commitment shares under the AMPA in October 2026, the Applicable Share Price was further reset to approximately $2.98 per share. The Stock Purchase Agreement also provides for the acceleration of the issuance of all remaining unissued Consideration Shares upon a change of control of the Company.

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

During the nine months ended September 30, 2026, the Company adjusted the carrying amount of the acquired licensed technology for changes in the estimated amount of the remaining purchase consideration payable pursuant to the Stock Purchase Agreement (approximately $40,000). Such adjustments are capitalized as part of the cost of the acquired intangible asset and are not recognized in current-period earnings. The carrying amount of the related liability is adjusted concurrently until the remaining consideration is settled.

As a portion of the purchase consideration is payable through future issuances of the Company’s common stock, the Company recognized a deferred share liability representing the estimated value of the remaining purchase consideration to be settled in shares. The deferred share liability is presented as a separate line item on the accompanying unaudited condensed consolidated balance sheet (approximately $209,400 at September 30, 2026). In accordance with the Company’s accounting policy, the deferred share liability is remeasured until each tranche of consideration is settled through the issuance of common stock, with corresponding adjustments recorded to the carrying amount of the related intangible asset. The Company accounts for the deferred share liability in accordance with its accounting policies for asset acquisitions and deferred share liabilities described in Note 3 “Summary of Significant Accounting Policies”.

Collaboration Agreement

On May 14, 2026, the Company entered into a Collaboration Agreement with GLV to support the development, compliance and commercialization of the Company’s cranial electrotherapy stimulation technologies and related products using certain licensed software associated with GLV’s development of the Nexalin NeuroCare™ platform. Prior to the Company’s entry into the Stock Purchase Agreement and the Collaboration Agreement, GLV and PONM entered into the License Agreement, under which PONM obtained an exclusive license to use certain GLV software within the PONM Field of Use.

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

The Collaboration Agreement has an initial term of 24 months.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2026	December 31, 2025
Contract research organization costs	$182,708	$-
Insurance & medical	167,598	126,034
Marketing	-	15,000
Research and development	110,306	33,333
Deferred offering costs	113,000	-
Materials and supplies	55,891	59,221
Note receivable	81,000	81,000
Rent and security deposit	22,440	8,760
Other	40,001	39,666
Total	$772,944	$363,014

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

As of September 30, 2026, prepaid clinical trial expenses included approximately $183,000 of advance payments made under the Company’s agreement with its CRO in connection with the Company’s clinical trial evaluating the Gen-3 HALO device for the treatment of insomnia.

NOTE 6 — ACCRUED EXPENSES

Accrued expenses consist of the following amounts:

	September 30, 2026	December 31, 2025
Research and development	$-	$67,173
Bonuses	484,250	488,000
Professional fees	125,000	-
Other	37,397	87,581
Total	$646,647	$642,754

Accrued bonuses include amounts earned by employees (including officers of the Company), which are expected to be paid in cash in the subsequent fiscal year. Certain amounts may be voluntarily deferred for cash management purposes.

NOTE 7 — UNSECURED PROMISSORY NOTE

On August 21, 2026, the Company entered into a note purchase agreement with an institutional investor pursuant to which the Company issued an unsecured promissory note with an original principal amount of $1,170,000 (the “Note”). The Company received cash proceeds of $1,000,000. The difference between the principal amount and the cash proceeds consisted of a $150,000 original issue discount and $20,000 of transaction expenses.

The Note is scheduled to mature on February 21, 2027 and does not bear interest unless an event of default occurs. The Company is permitted to prepay all or any portion of the outstanding balance at any time without penalty or premium. Each time the Company receives proceeds from a fundraising or financing transaction, the Company is required to make a mandatory prepayment equal to the lesser of 20% of the proceeds received or the then-outstanding balance of the Note.

With the investor’s written consent, the Company could extend the maturity date on up to two occasions for three months per extension. Upon each extension, the outstanding balance would increase by 7.5%. The note purchase agreement and the Note contain customary representations, warranties, covenants, trigger events and events of default. Upon the occurrence of specified trigger events, the investor could increase the outstanding balance by 5% or 10%, depending upon the nature of the event, subject to an aggregate increase of 25%. Following an uncured event of default, the investor could accelerate the Note, and the outstanding balance would bear interest at the lesser of 18% per annum or the maximum rate permitted by applicable law.

The Company recorded the $150,000 original issue discount, $20,000 of lender transaction expenses and $100,013 of additional debt issuance costs paid in cash as a reduction of the carrying amount of the Note. These amounts, totaling $270,013, are amortized to interest expense over the contractual term of the Note using the effective interest method. As of September 30, 2026, the Note had an outstanding principal balance of $1,170,000, unamortized original issue discount and debt issuance costs of approximately $217,000, and a net carrying amount of approximately $953,000. The Company recognized approximately $53,000 of interest expense related to the amortization of the original issue discount and debt issuance costs during the three and nine months ended September 30, 2026. As of September 30, 2026, no trigger event or event of default had occurred.

Subsequent repayments

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under the ATM Program, generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000, after deducting sales-agent commissions and other issuance costs, including the fee payable to Alumni Capital, LP in connection with its waiver of restrictions on ATM sales. In connection with these sales, the Company made a mandatory prepayment of approximately $378,000 under its unsecured promissory note, reducing the outstanding principal balance to approximately $792,000.

See Note 12—Subsequent Events for additional information regarding these financing activities and repayments.

NOTE 8 — RELATED PARTY TRANSACTIONS AND CHINA-RELATED ENTITIES

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

Pursuant to the consulting agreement, U.S. Asian provides consulting services to the Company with regard to, among other things, corporate development, financing arrangements and international operations. The amended agreement calls for a monthly fee of $16,667, a one-time stock grant (of 3,333 shares of common stock, with a grant date fair value of $96,000) and a semi-annual share award equal to $100,000 with the issuance and delivery of shares to take place following the termination/expirations of the consulting agreement. Deferred share awards as of September 30, 2026 are 17,033, per the terms of the agreement.

The Company recorded approximately $50,000 for the three months ended September 30, 2026 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $50,000 for the three months ended September 30, 2026 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

The Company recorded approximately $120,000 and $100,000 for the nine months ended September 30, 2026 and 2025, respectively, of stock compensation related to the semi-annual stock grants earned and approximately $150,000 for the nine months ended September 30, 2026 and 2025, respectively, related to the monthly cash portion of the consulting agreement.

Leases

The Company’s principal executive office is located at 1776 Yorktown Street, Suite 550, Houston, Texas 77056. The Company previously occupied 3,623 rentable square feet of office space under an operating sublease with IIcom Strategic Inc., an entity owned and controlled by the Company’s Chief Executive Officer. The initial sublease expired in January 2024 and was followed by a new sublease with the same parties covering additional space. That sublease expired in February 2026, after which the Company continued occupancy on a month-to-month basis until transitioning to a direct lease arrangement with the third-party landlord.

Under the sublease arrangements, the Company paid all direct and indirect rent costs for the leased premises directly to the third-party landlord. No additional payments were made to the Chief Executive Officer or IIcom Strategic Inc. Lease costs incurred under these related-party arrangements for the three months ended September 30, 2026 and 2025 were approximately $0 and $23,000, respectively. Lease costs incurred under these arrangements for the nine months ended September 30, 2026 and 2025 were approximately $18,000 and $51,000, respectively.

On July 28, 2026, the Company entered into a Third Amendment to the office lease directly with the third-party landlord. See Note 10 for additional information.

Collaboration Agreement

The Company entered into a Collaboration Agreement with GLV in connection with the acquisition of PONM, Inc. Dr. David Owens, a member of the Company’s Board of Directors and our Chief Medical Officer, holds a minority ownership interest in GLV. During the three and nine months ended September 30, 2026, the Company recognized approximately $30,000 and $48,000 of expense under the Collaboration Agreement, of which approximately $30,000 remained payable at September 30, 2026. The Collaboration Agreement was reviewed and approved in accordance with the Company’s related party transaction approval procedures.

China-Related Entities and Operations

On May 31, 2023, the Company formalized an agreement related to the formation of a joint venture (the “Joint Venture”) established to engage in the clinical development, marketing, sale and distribution of Nexalin’s Gen-2 devices in China and other countries in the region. The Joint Venture is registered in Hong Kong. Three distinct sets of entities are relevant to our activities relating to China as follows:

The Joint Venture. The Joint Venture is a Hong Kong company, formed in 2023, owned 52% by Wider Come Limited (“Wider”) and 48% by the Company. It is not a subsidiary of the Company, is not consolidated and is accounted for under the equity method; the Company’s investment in it was carried at $0 as of September 30, 2026 and December 31, 2025. In the past two fiscal years, 2024 and 2025, and through the date of these unaudited condensed consolidated financial statements, the Joint Venture has had limited business operations of its own: it has no employees or offices, has not generated any revenue, and its activity has been limited to holding the parties’ initial capital contributions, which were returned in 2024.

Wider. Wider is a company formed under the laws of the PRC and a related party of the Company (Wider and its affiliates are stockholders of the Company). The activities in China that the 2025 Form 10-K associated with the Joint Venture were performed or arranged by Wider with its own personnel and resources under the Distribution Authorization Agreement dated May 1, 2019 and the parties’ collaborative arrangements. Wider is not a subsidiary of the Company and is not controlled or consolidated by the Company. The revenue the 2025 Form 10-K describes as derived from “the Joint Venture and Wider” ($49,671 in 2025 and $4,890 in 2024) consisted of sales of devices and related products to Wider.

The WOFE. Beijing Nexalin Neurotech Co., Ltd. (the “WOFE”) was organized in the PRC in January 2026 as a wholly owned subsidiary of the Company and is consolidated. As of the date of these unaudited condensed consolidated financial statements, the WOFE has not commenced operations, has no employees and no revenue, has received no capital contributions from the Company, and its only undertaking is a one-year office lease that is not material. Because the WOFE has remained inactive, the Company has initiated the process of winding down the WOFE.

The Company and its other subsidiaries. The Company and its other subsidiaries (Neuro-Health International, Inc. and PONM, Inc.) are based in Houston, Texas and conduct all of their operations in the United States. Neither the Company nor any subsidiary other than the WOFE has any presence in China. The Company’s international device sales have been made from the United States to an unaffiliated distributor in Oman and to Wider.

For the year ended December 31, 2025, we recorded total revenue of approximately $302,000, of which approximately $111,000 was derived from customers in the United States and approximately $191,000 from customers outside the United States. Of the international amount, approximately $139,000 was derived from our unaffiliated distributor in Oman, approximately $50,000 from Wider and approximately $2,000 from other customers in China. The WOFE generated no revenue. See Note 3 above for disaggregated revenue for the current periods.

NOTE 9 — STOCKHOLDERS’ EQUITY

Registered Direct Offering and Any Market Purchase Agreement

Registered Direct Offering (“RDO”)

On August 19, 2026, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company agreed to issue and sell shares of its common stock in a registered direct offering and issue common stock purchase warrants in a concurrent private placement. The transaction closed on August 19, 2026.

The Company issued 80,645 shares of common stock, on a post-Reverse Stock Split basis, at a purchase price of $9.30 per share, for aggregate gross proceeds of approximately $750,000. After deducting cash offering costs of approximately $94,000, the Company received net cash proceeds of approximately $656,000. The Company also recognized a $300,000 noncash commitment fee as a reduction of additional paid-in capital attributable to the contemporaneous financing arrangements, as described below.

In the concurrent private placement, the Company issued warrants to purchase 40,323 shares of common stock, on a post-Reverse Stock Split basis, at an exercise price of $15.00 per share. The warrants were immediately exercisable upon issuance, are subject to a 9.99% beneficial ownership limitation and expire one year from the issuance date. If the warrants are exercised in full for cash, the Company would receive additional gross proceeds of approximately $605,000.

As of September 30, 2026, all 40,323 warrants remained outstanding and unexercised.

The Company determined that the warrants are indexed to its own common stock and meet the requirements for classification within stockholders’ equity. The warrants were initially valued using the Black-Scholes option-pricing model, and the RDO proceeds and direct offering costs were allocated between the common stock and warrants based on their relative fair values. The warrants are not subsequently remeasured.

Any Market Purchase Agreement (“AMPA”)

On August 19, 2026, the Company also entered into the AMPA with the same investor. Under the AMPA, the Company has the right, but not the obligation, to direct the investor to purchase up to an aggregate of $15,000,000 of the Company’s common stock from time to time through the earlier of December 31, 2027, the date on which the investor has purchased shares for aggregate consideration equal to the $15,000,000 commitment amount, or the date on which the Company’s common stock ceases trading on an eligible principal market.

For each purchase notice, the Company may elect a purchase price equal to either (i) 92% of the lowest daily volume-weighted average price of the Company’s common stock during the three business days preceding the applicable closing date, subject to a $1,000,000 per-notice limitation, or (ii) 97% of the lowest traded price of the Company’s common stock during the business day preceding the applicable closing date, subject to a per-notice limitation equal to the lesser of $1,000,000 or 30% of the applicable average daily trading volume. The per-notice limits may be increased to as much as $5,000,000 by mutual agreement.

The Company’s ability to sell shares under the AMPA is subject to certain conditions, including the effectiveness of a resale registration statement, applicable beneficial ownership limitations and compliance with Nasdaq’s stockholder-approval requirements. Unless the Company obtains stockholder approval or an applicable exception, the aggregate number of shares issued under the AMPA, including shares or pre-funded warrants issued in satisfaction of the commitment fee, is subject to the applicable Nasdaq exchange cap.

In consideration for the investor’s commitment, the Company is obligated to pay a commitment fee equal to 2% of the $15,000,000 commitment amount, or $300,000. The Company elected to satisfy the commitment fee through the issuance of equity securities. Although the investor initially elected to receive pre-funded warrants, the commitment fee was satisfied through the issuance of common stock. The number of commitment shares is determined by dividing the commitment fee by the average volume-weighted average price of the Company’s common stock during the five business days immediately preceding the date on which the resale registration statement is declared effective.

As of September 30, 2026, the resale registration statement had not been declared effective, no commitment securities had been issued, and the Company had not delivered any purchase notices or sold any shares under the AMPA. The resale registration statement was subsequently declared effective on October 15, 2026. On October 20, 2026, the Company issued 100,732 shares of common stock in satisfaction of the commitment fee.

The Company recognized the $300,000 commitment fee as a reduction of additional paid-in capital attributable to the contemporaneous RDO. At September 30, 2026, the unpaid fee was presented as a current commitment-fee liability and measured at amortized cost, which approximated its contractual amount.

Issuance of Common Stock

During the nine months ended September 30, 2026, outstanding shares increased by a net 189,390, as follows:

●	63,035 shares of common stock were issued as part of our ATM Program (as defined below), with net proceeds of approximately $876,000.

●	46,175 shares of its common stock in connection with the acquisition of 100% of the outstanding equity interests of PONM, Inc. Pursuant to the terms of the Stock Purchase Agreement, additional shares remain issuable as deferred purchase consideration and will be issued in accordance with the contractual issuance schedule. See Note 4 –Intangible Assets, Net for additional information.

●	80,645 shares of its common stock in connection with the above-mentioned RDO transaction in August of 2026.

●	A reduction of 465 shares of common stock in connection with the cash paid in lieu of fractional shares in connection with reverse stock split.

The Company recognized approximately $1,810,000 of stock-based compensation for the nine months ended September 30, 2026, approximately $1,000,000 related to stock options noted below and approximately $811,000 related to equity awards granted to nonemployee service providers, certain employees and members of the Board for services rendered.

During the nine months ended September 30, 2025, the Company issued an aggregate of 162,870 shares of its common stock, as follows:

●	814 shares of common stock were issued for services in lieu of cash to an outside consultant.

●	136,333 shares of common stock were issued as part of an equity offering, with net proceeds of approximately $4,646,000.

●	833 shares of restricted stock were issued to the new CFO during the third quarter of 2025 and the Company issued an additional 24,890 shares of restricted stock (16,486 of which would be considered related parties) to various employees, directors and consultants as stock compensation.

The Company recognized approximately $2,292,000 of stock-based compensation for the nine months ended September 30, 2025, approximately $1,142,000 related to stock options noted below and approximately $1,150,000 for services rendered and paid in stock in lieu of cash rendered by outside consultants, certain employees and Board Members.

“At-the-Market” Offering (“ATM”)

On April 29, 2025 we entered into an equity distribution agreement, as amended on May 5, 2025 and October 15, 2025 with Maxim Group LLC (“Maxim”), under which we currently have the ability to issue and sell shares of our common stock, from time to time, through Maxim, up to an aggregate offering price of approximately $4,273,000 (the “ATM Program”). During the nine months ended September 30, 2026 we sold 63,035 shares of our common stock under the ATM Program for net proceeds of approximately $876,000.

As of September 30, 2026 in total we have sold 86,082 shares of our common stock under the ATM Program for gross proceeds of approximately $1,634,000.

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under the ATM Program, generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000, after deducting sales-agent commissions and other issuance costs, including the fee payable to Alumni Capital LP in connection with its waiver of restrictions on ATM sales. The Company used approximately $378,000 of these proceeds to make a mandatory prepayment under its unsecured promissory note, reducing the outstanding principal balance to approximately $792,000. See Note 7—Unsecured Promissory Note and Note 12—Subsequent Events.

Options

The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by our stockholders on November 10, 2023. The 2023 Plan originally provided that the maximum number of shares of common stock available for the grant of awards under the 2023 Plan shall be 50,000, subject to adjustment for stock dividends, stock splits or similar events. The 2023 Plan has been amended, most recently as of July 15, 2025, to increase the number of shares under the 2023 Plan to 300,000.

On August 11, 2026, the Company held its 2026 Annual Meeting of Stockholders. At the meeting, the Company’s stockholders approved the termination of the Company’s 2023 Plan and approved the Company’s 2026 Equity Compensation Plan (the “2026 Plan”), pursuant to which up to 233,333 shares of the Company’s common stock may be issued. Awards outstanding under the 2023 Plan will continue to be governed by the terms of that plan until exercised, settled, forfeited or otherwise terminated in accordance with their terms.

The 2026 Plan is administered by the Compensation Committee of the Board, which may in turn delegate administrative authority to one or more of our executive officers. Under the terms of the 2026 Plan, the Compensation Committee may grant equity awards, including nonqualified stock options and restricted stock to employees, officers, directors, consultants, agents, advisors and independent contractors.

On August 28, 2026, in connection with the separation of a former employee, the Company modified three outstanding stock-option awards to extend the post-termination exercise period to two years. The Company also accelerated the vesting of the remaining unvested portions of two of the awards. The Company recognized approximately $11,000 of stock-based compensation expense during the three months ended September 30, 2026 related to the accelerated vesting and incremental fair value resulting from the modifications.

The amount expensed during the three and nine months ended September 30, 2026 and 2025 in the unaudited condensed consolidated statements of operations and comprehensive loss related to stock options issued was approximately $661,000 and $1,000,000 and $670,000 and $1,142,000, respectively.

On December 19, 2025, the Board and the Compensation Committee approved the grant of stock options to certain employees and Board members, subject to shareholder approval, which occurred on August 11, 2026.

The following table presents a summary of stock option award activity during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life In Years
Outstanding December 31, 2025	137,121	$33.70	5.80
Issued	80,000	24.90	4.22
Exercised	-	-	-
Expired or cancelled	-	-	-
Outstanding September 30, 2026	217,121	$30.46	4.75

The following table provides additional information about stock options that are outstanding and exercisable as of September 30, 2026:

Exercise Price	Outstanding Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$26.82	72,707	6.76	72,707
28.20	19,375	2.20	19,375
19.80	3,021	2.99	3,021
88.50	6,167	3.24	5,611
97.50	4,333	1.80	4,333
34.50	14,348	3.81	11,348
28.80	10,503	3.92	10,503
24.90	80,000	4.22	80,000
45.00	6,667	4.03	6,667
	217,121	4.75	213,565

The fair value of stock option awards granted during the nine months ended September 30, 2026 is estimated on the grant date using the Black-Scholes option-pricing model. The Black-Scholes model requires the use of subjective assumptions, including the expected term of the award, expected stock-price volatility, the risk-free interest rate and the expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the valuation date for a period commensurate with the expected term of the award. Expected volatility is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term. The expected term represents the period that the awards are expected to remain outstanding. Because the Company has not historically paid, and does not currently expect to pay, dividends on its common stock, the expected dividend yield is zero. The following table presents the assumptions used to value stock options granted during the periods presented:

September 30, 2026
Volatility	131.00%
Expected dividends	$-
Risk-free interest rate	4.39%
Expected term (years)	4.35

Warrants

Warrant activity is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding December 31, 2025	-	$-
Issued	40,323	15.00
Exercised	-	-
Expired or cancelled	-	-
Outstanding September 30, 2026	40,323	$15.00

The following table summarizes information about warrants to purchase shares of the Company’s common stock outstanding and exercisable at September 30, 2026:

Exercise Price	Outstanding Number of Warrants	Weighted Average Remaining Life In Years	Weighted Average Exercise Price	Exercisable Number of Warrants
$15.00	40,323	0.88	$15.00	40,323

NOTE 10 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims arising in the ordinary course of business. As of September 30, 2026, the Company was not a party to any material legal proceedings. The Company had no material loss contingencies requiring accrual or disclosure other than the commitments described below.

Insomnia Pivotal Clinical Study:

On April 17, 2026, the Company entered into a Scope of Work (“SOW”) with Lindus Health Limited (“Lindus Health”), pursuant to a previously executed Master Services Agreement (“MSA”), to provide clinical research organization services for the Company’s pivotal clinical trial evaluating its HALO Clarity device for the treatment of insomnia (the “Pivotal Study”).

During the third quarter of 2026, the Company entered into a novation agreement pursuant to which Curavit Clinical Research, Inc. (“Curavit”) assumed Lindus Health’s rights and obligations under the MSA and SOW. The novation did not materially modify the Company’s rights or obligations under those agreements.

Under the SOW, the Company is required to make payments upon the achievement of specified project milestones and to reimburse certain pass-through expenses incurred in connection with the Pivotal Study. The SOW provides for direct service fees of approximately $945,000 and estimated pass-through expenses of approximately $186,000, resulting in an estimated total study cost of approximately $1,131,000. During the three and nine months ended September 30, 2026, the Company incurred approximately $40,000 and $414,000, respectively, under the SOW, including pass-through expenses. As of September 30, 2026, approximately $717,000 of the estimated total study cost had not yet been incurred. Actual pass-through expenses may differ from current estimates based on the timing, duration and scope of the Pivotal Study. These expenses are included in Research and development on the accompanying unaudited condensed consolidated financial statements.

The SOW continues until completion of the services described therein, unless terminated earlier in accordance with the MSA. Certain changes to the Pivotal Study—including protocol amendments, modifications to planned analyses, extensions of the study duration, or requests for additional services or integrations—may require a change order and could result in changes to the study’s scope, estimated cost or timeline.

The Company and Curavit are evaluating potential amendments to the SOW; however, no amendment had been executed as of the date these financial statements were issued.

Operating Lease:

The Company leases office space in Houston, Texas. The prior lease for approximately 3,623 rentable square feet expired on February 28, 2026, after which the Company continued to occupy the premises on a month-to-month basis.

On July 28, 2026, the Company entered into a third amendment to the lease. The amendment extended the Company’s occupancy of the existing premises and provides for an additional approximately 904 rentable square feet following completion of certain improvements and delivery of the expansion space by the landlord. The amended lease term expires on the last day of the sixty-fifth complete calendar month following the commencement date of the expansion space.

Prior to commencement of the expansion space, monthly base rent for the existing premises is $5,435. Following commencement of the expansion space, monthly base rent for the combined premises begins at approximately $5,470 and increases periodically to approximately $6,413 during the final five months of the lease term. The amendment provides for five months of base-rent and additional-rent abatement beginning on the commencement date of the expansion space, subject to the terms of the agreement. The Company is also responsible for its proportionate share of certain operating expenses and taxes, which are recognized as variable lease expense as incurred.

The amended lease includes an option to extend the lease for an additional five years at the prevailing market rental rate. The extension option was not included in the lease term because the Company was not reasonably certain to exercise the option.

On July 28, 2026, the Company recognized an operating lease right-of-use asset and corresponding operating lease liability in connection with the amended lease. The operating lease liability was measured as the present value of the fixed lease payments using an incremental borrowing rate of 10%. The corresponding right-of-use asset was initially measured based on the lease liability, adjusted for lease payments made and other applicable balances.

Operating lease cost under the amended lease was approximately $11,000 for the three and nine months ended September 30, 2026, respectively. Variable lease expense was approximately $6,000 and $6,000 for the three and nine months ended September 30, 2026, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was approximately $11,000 during the nine months ended September 30, 2026.

The Company’s operating lease balances were as follows:

September 30, 2026
Operating lease right-of-use asset	$274,340
Current operating lease liability	11,266
Noncurrent operating lease liability	263,142
Total operating lease liability	274,408

As of September 30, 2026, the weighted-average remaining lease term was approximately 5.6 years and the weighted-average discount rate was 10%.

Future minimum fixed lease payments included in the measurement of the operating lease liability as of September 30, 2026 were as follows:

Fiscal Year	Undiscounted Lease Payments
2026	$10,869
2027	43,950
2028	68,094
2029	70,357
2030	72,621
Thereafter (2031 and beyond)	100,537
Total undiscounted lease payments	366,428
Less: imputed interest	(92,020)
Present value of operating lease liabilities	$274,408

NOTE 11 — SEGMENT INFORMATION

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

The following table summarizes financial information for the Company’s single reportable segment and reconciles to unaudited condensed consolidated net loss:

	Three Months Ended September 30,
	2026	2025
Total revenues
US	$13,910	$12,779
International	64,391	5,370
Total revenues	78,301	18,149
Less:
Cost of revenues (excluding amortization and depreciation)	22,620	3,948
Research and development expense (excluding stock-based compensation expense):
Clinical trials	136,140	105
EDC build	30,000	33,400
HALO project	12,182	128,935
SYNC project	10,153	11,700
Other research and development	31,359	52,380
General and administrative expense and Salaries and benefits (excluding stock-based compensation and amortization expense)	967,208	779,900
Depreciation and amortization	36,866	5,473
Stock based compensation	923,494	1,082,790
Professional fees	517,576	265,149
Interest (income) expense, net	52,771	(2,288)
Equity in net income from equity method investees	-	-
Other income	-	(67,032)
Segment net loss	(2,662,068)	(2,276,311)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(2,662,068)	$(2,276,311)

	Nine Months Ended September 30,
	2026	2025
Total revenues
US	$41,021	$95,533
International	64,391	34,219
Total revenues	105,412	129,752
Less:
Cost of revenues (excluding amortization and depreciation)	27,701	40,344
Research and development expense (excluding stock-based compensation expense):
Clinical trials	792,561	121,683
EDC build	139,595	113,400
HALO project	121,729	517,506
SYNC project	26,604	47,113
Other research and development	50,207	58,880
General and administrative expense and Salaries and benefits (excluding stock-based compensation and amortization expense)	2,621,950	2,089,859
Depreciation and amortization	70,771	15,385
Stock based compensation	1,810,492	2,291,734
Professional fees	1,420,316	811,562
Interest (income) expense, net	52,608	(8,081)
Equity in net income from equity method investees	-	1,048
Other income	(31,047)	(125,046)
Segment net loss	(6,998,075)	(5,845,635)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(6,998,075)	$(5,845,635)

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued.

At-the-Market Sales and Partial Repayment of Promissory Note

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under its at-the-market offering program, generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000, after deducting sales-agent commissions and other issuance costs. These issuance costs included a fee of approximately $189,000 payable to Alumni Capital LP under a side letter waiving restrictions on sales under the ATM Program.

On October 5, 2026, the Company made a mandatory principal prepayment of approximately $378,000 under the unsecured promissory note issued to Streeterville Capital, LLC on August 21, 2026, reducing the outstanding principal balance to approximately $792,000. See Notes 7 and 9.

Commitment-fee liability

On October 15, 2026, the resale registration statement covering shares issuable under the AMPA and certain other securities was declared effective. On October 20, 2026, the Company issued 100,732 shares of common stock to Alumni Capital LP in settlement of the $300,000 commitment-fee liability recognized at September 30, 2026. The commitment fee was settled in common stock rather than pre-funded warrants. The issuance was a noncash transaction and generated no proceeds for the Company. See Note 9—Stockholders’ Equity.

GreenLight Ventures Third-Tranche Issuance

On November 10, 2026, pursuant to the Stock Purchase Agreement with GreenLight Ventures, LLC, the Company issued 87,301 shares of common stock as the third tranche of deferred consideration for the acquisition of PONM, Inc. The tranche represented 20% of the $1.3 million aggregate purchase price, or $260,000. The number of shares issued was calculated using an adjusted Applicable Share Price of approximately $2.98 per share, following the October 2026 issuance of commitment shares under the AMPA. The issuance was noncash, and the Company received no proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of financial condition and operating results together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report and our audited 2025 consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 25, 2026.

References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “us,” “we,” “our,” and similar terms refer to Nexalin Technology, Inc. and its subsidiaries. This discussion contains forward-looking statements as that term is defined within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The events described in forward-looking statements contained in this discussion may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions that may be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Our actual results may differ materially from those anticipated in these forward-looking statements. Important factors that could cause such differences include, among others, our ability to continue as a going concern and to obtain additional financing; our ability to regain and maintain compliance with Nasdaq’s continued listing requirements, including the minimum stockholders’ equity requirement; the timing, cost and outcome of our pivotal insomnia clinical trial, including the effects of the transition to a new clinical research organization; our ability to obtain regulatory authorizations for our product candidates; the development and integration of the Nexalin NeuroCare™ platform; dilution resulting from our financing arrangements; and the other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Report. For convenience of presentation some of the numbers have been rounded in the text below.

Overview

Nexalin Technology, Inc. is a medical device company focused on developing innovative neurostimulation products to address the global mental health epidemic. The Company generates limited revenue primarily from legacy Gen-1 device licensing fees and electrode sales in the United States, as U.S. marketing of new Gen-1 devices has been paused following the FDA’s December 2019 reclassification of cranial electrotherapy stimulation devices. The Company has also historically generated revenue from international sales of its clinical devices, boards and related supplies. During the third quarter of 2026, the Company recognized international revenue from the sale of component boards to an unrelated customer in China.

The Company entered into an exclusive distribution agreement intended to support the potential commercialization of its SYNC device in Brazil and certain other Latin American markets, subject to applicable regulatory authorizations and other conditions, See “Recent Developments” below.

The Company’s strategy is centered on an integrated technology platform consisting of three complementary components: (i) its proprietary Deep Intracranial Frequency Stimulation (DIFS™) neuromodulation technology, (ii) its HALO™ Clarity device platform, which is being evaluated for physician-supervised home use, and (iii) its Nexalin NeuroCare™ digital health platform, which is intended to support patient engagement, remote monitoring, clinical workflow management, data collection and virtual care capabilities. Management believes that integrating these technologies may strengthen the Company’s clinical development programs, regulatory strategy and future commercialization efforts.

During fiscal year 2025 and the first nine months of 2026, the Company continued to advance its product-development and regulatory initiatives. The FDA formally accepted the Company’s Q-Submission related to its SYNC system for the potential treatment of Alzheimer’s disease and dementia. The Company also initiated a pivotal clinical trial evaluating its HALO device for the treatment of insomnia, and preliminary patient recruitment and enrollment activities are underway. During the third quarter of 2026, the Company transitioned certain clinical research organization responsibilities for the insomnia trial to Curavit Clinical Research, Inc. as part of its ongoing management of the study. The transition and related study-management activities may affect the timing of patient enrollment and completion of the trial.

In addition, during the second quarter of 2026, the Company completed the acquisition of PONM, Inc., and acquired certain software and related intellectual property that management believes will serve as the foundation for the continued development of the Nexalin NeuroCare™ platform and support future digital-health initiatives.

Management’s strategic priorities include advancing the clinical development of its SYNC and HALO product candidates, pursuing applicable regulatory authorizations, including FDA marketing authorization for the HALO device and CE marking for the SYNC system, expanding the capabilities of the Nexalin NeuroCare™ platform, protecting and enhancing its intellectual-property portfolio, and positioning the Company for future commercialization opportunities. There can be no assurance that the Company’s clinical trials or regulatory initiatives will be completed within currently anticipated timeframes or result in regulatory authorization.

The Company continues to face significant challenges, including recurring operating losses, negative operating cash flows and substantial doubt about its ability to continue as a going concern. The Company will require additional capital to fund its clinical, regulatory, product-development and operating activities. On September 25, 2026, the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for continued listing, subject to specified compliance conditions. On September 30, 2026, Nasdaq confirmed that the Company had regained compliance with the minimum bid price requirement. The Company’s continued listing remains subject to demonstrating compliance with Nasdaq’s minimum stockholders’ equity requirement of $2.5 million on or before January 4, 2027. As of September 30, 2026, the Company’s stockholders’ equity was approximately $263,000. The Company also continues to remediate material weaknesses in its internal control over financial reporting related to segregation of duties and information-technology access controls. The neurostimulation industry remains highly competitive and subject to rapid technological change, and the Company’s success will depend on, among other things, its ability to obtain additional financing, successfully execute its clinical and regulatory strategy, protect its intellectual property, continue developing its technology platform and achieve market acceptance of its products.

Recent Developments

Acquisition of PONM, Inc.:

During the second quarter of 2026, the Company acquired PONM, Inc. and certain rights to related technology licensed from GreenLight Ventures, LLC. The acquired software is intended to support the continued development of the Company’s Nexalin NeuroCare™ digital health platform. Additional information concerning the acquisition and its accounting treatment is included in Note 4 to the accompanying unaudited condensed consolidated financial statements.

Latin America Distribution Agreement:

On September 28, 2026, the Company entered into an exclusive distribution agreement, effective September 22, 2026, with the founders acting on behalf of Inovanexa Medical Technologies S.A., a Brazilian corporation in formation (the “Distributor”), for the importation, distribution, marketing and sale of our SYNC device and related accessories and consumables in Brazil, Chile, Argentina, Uruguay, Paraguay, Ecuador and Venezuela. The agreement has an initial term of ten years and automatically renews for successive ten-year periods, subject to the Distributor’s satisfaction of specified performance requirements and the other terms and conditions of the agreement.

The agreement provides for an initial pilot program in Brazil and requires an initial purchase order for five SYNC devices at $15,000 per device, followed by an additional purchase order for five devices within twelve months after commencement of the pilot program.

To maintain exclusivity, the Distributor must generate aggregate revenue to us of at least $500,000 within 30 months following commencement of the pilot program and at least $500,000 annually thereafter. Failure to satisfy the applicable performance requirements may result in the loss of exclusivity or termination of the agreement in accordance with its terms. These thresholds are performance conditions for maintaining exclusivity and do not represent unconditional minimum purchase commitments or assured future revenue.

Commercial sales are subject to applicable regulatory approvals and other conditions. During an initial 30-month transition period, the existing Brazilian regulatory holder is expected to continue holding the applicable ANVISA authorizations while the parties cooperate regarding their potential transfer or replacement. The Distributor is responsible for obtaining and maintaining required regulatory approvals following the transition period, subject to the agreement.

The agreement also contemplates potential local manufacturing and assembly of SYNC devices and consumables in Brazil. Any such activities require a separate licensing and manufacturing agreement and satisfaction of applicable regulatory and quality requirements. We expect the distribution arrangement to support our international commercialization efforts, although the timing and amount of future revenue will depend on regulatory requirements, market demand and the Distributor’s performance.

Insomnia Clinical Study:

During the second quarter of 2026, the Company initiated a pivotal clinical trial evaluating its HALO device for the treatment of insomnia. Preliminary patient recruitment and enrollment activities have commenced. During the third quarter of 2026, the Company transitioned certain clinical research organization responsibilities for the trial to Curavit Clinical Research, Inc. The transition and related study-management activities may affect the timing of patient enrollment and completion of the trial. The trial is intended to support a planned De Novo submission to the FDA; however, there can be no assurance regarding the timing or outcome of the trial or any resulting regulatory submission or authorization.

Recent Financing Transactions:

On August 19, 2026, the Company completed a registered direct offering (the “RDO”) pursuant to which it issued 80,645 shares of common stock and in a concurrent private placement, warrants to purchase 40,323 shares of common stock. The securities were issued at a combined offering price of $9.30 per share of common stock and accompanying warrant, resulting in gross proceeds of approximately $750,000 and net proceeds of approximately $656,000, after deducting placement-agent fees and other offering expenses. The warrants are immediately exercisable at an exercise price of $15.00 per share and expire one year following issuance. All share and per-share amounts reflect the Company’s one-for-thirty reverse stock split.

Also on August 19, 2026, the Company entered into an Any Market Purchase Agreement (the “AMPA”) with Alumni Capital LP, pursuant to which the Company may, subject to the satisfaction of specified conditions, direct the investor to purchase up to an aggregate of $15.0 million of the Company’s common stock from time to time through December 31, 2027. The amount and timing of any sales under the AMPA are subject to various conditions and limitations, including the effectiveness of an applicable resale registration statement, market-price and trading-volume limitations, Nasdaq requirements and other contractual conditions. As of September 30, 2026, the Company had received no proceeds from sales under the AMPA. There can be no assurance as to the amount or timing of any proceeds that may become available under the AMPA.

On August 21, 2026, the Company issued an unsecured promissory note to Streeterville Capital, LLC (the “Promissory Note”) with an original principal amount of $1.17 million. The Company received cash proceeds of $1.0 million. The difference between the principal amount and the cash proceeds consists of a $150,000 original issue discount and $20,000 of lender transaction costs.

The Promissory Note does not bear stated interest before an event of default and matures six months after its funding date. The Company may voluntarily prepay the Promissory Note without penalty or premium. The Promissory Note also requires the Company to apply 20% of the proceeds received from certain financing transactions toward repayment of the outstanding balance within three trading days. Subject to the lender’s written consent, the maturity date may be extended for up to two additional three-month periods, with the outstanding balance increasing by 7.5% at the beginning of each extension period. Upon certain events of default, the outstanding balance may increase and default interest may accrue at the lesser of 18% per annum or the maximum rate permitted by applicable law.

The Company recorded the $170,000 difference between the principal amount and the cash proceeds, along with an additional approximate $100,000 of financing fees, as a debt discount, which is being amortized to interest expense over the contractual term of the Promissory Note using the effective-interest method. Additional information regarding the Promissory Note is included in Note 7 to the accompanying unaudited condensed consolidated financial statements.

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under its at-the-market offering program (the “ATM Program”), generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000, after deducting sales-agent commissions and other issuance costs, including the fee payable to Alumni Capital LP in connection with its waiver of restrictions on ATM sales. In connection with these sales, the Company made a mandatory prepayment of approximately $378,000 under its unsecured promissory note, reducing the outstanding principal balance to approximately $792,000.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

Our financial results for the three months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,
	2026	2025	Change	Change(1)
			$	%
Revenues, net	$78,301	$18,149	$60,152	331%
Cost of revenues	22,620	3,948	18,672	473%
Gross profit	55,681	14,201	41,480	292%

Operating expenses:
Professional fees	517,576	265,149	252,427	95%
Salaries and benefits	496,836	448,084	48,752	11%
Selling, general and administrative	1,430,732	1,420,079	10,653	1%
Research and development	219,834	226,520	(6,686)	(3%)
Total operating expenses	2,664,978	2,359,832	305,146	13%

Loss from operations	(2,609,297)	(2,345,631)	(263,666)	11%

Other income (expense), net:
Interest income (expense), net	(52,771)	2,288	(55,059)	(2406%)
Gain on sale of short-term investments	-	46,774	(46,774)	(100%)
Other income	-	20,258	(20,258)	(100%)
Total other income (expense), net	(52,771)	69,320	(122,091)	(176%)
Loss before provision for income taxes	$(2,662,068)	$(2,276,311)	$(385,757)	17%

Provision for income taxes	-	-	-	0%

Loss before equity in net loss of affiliate	(2,662,068)	(2,276,311)	(385,757)	17%
Equity in net loss of affiliate	-	-	-	0%
Net loss	$(2,662,068)	$(2,276,311)	$(385,757)	17%

Other comprehensive loss:
Other comprehensive loss on short-term investments, net of reclassification adjustments	-	(1,461)	1,461	(100%)
Comprehensive loss	$(2,662,068)	$(2,277,772)	$(384,296)	17%

(1)	Percentages may not foot due to rounding.

Revenues

For the three months ended September 30, 2026, revenue increased by approximately $60,000, or 331%, to approximately $78,000, compared to approximately $18,000 for the same period in 2025. The increase was primarily attributable to sales of component boards to an unrelated international customer.

Revenue was derived primarily from licensing and treatment fee agreements and sales of equipment, replacement components and related accessories. Under our licensing arrangements, customers are generally charged a monthly licensing fee and, in certain cases, additional fees based on the number of treatments performed. Replacement components and accessories include boards, electrodes and patient cables. We also charge customers for related shipping costs.

Revenue from equipment and component sales, particularly international sales, may fluctuate significantly from period to period based on the timing, size and geographic mix of customer orders.

Cost of Revenues and Gross Profit

For the three months ended September 30, 2026 and 2025, cost of revenues was approximately $23,000 and $4,000, respectively, resulting in gross profit of approximately $56,000 and $14,000, respectively. Gross margin decreased to 71% from 78%, primarily due to changes in revenue mix. Component board sales represented a greater proportion of total revenue during the current period and generally carry lower margins than licensing revenue and other equipment sales.

Gross margins may continue to fluctuate from period to period based on the relative mix of licensing revenue, equipment and component board sales, as well as the timing and volume of customer orders.

Operating Expenses

Total operating expenses increased by approximately $305,000, or 13%, to approximately $2,665,000 for the three months ended September 30, 2026, compared to approximately $2,360,000 for the same period in 2025. The increase was primarily driven by higher professional fees and salaries and benefits.

Operating expenses reflect the Company’s continued execution of its clinical, regulatory and commercialization initiatives, including the pivotal insomnia clinical trial.

Professional fees increased by approximately $252,000, or 95%, compared to the prior-year period. The increase primarily consisted of approximately $75,000 in higher accounting, legal and related professional fees associated with SEC reporting, corporate governance and strategic initiatives, and approximately $170,000 in higher marketing and investor relations expenses. The remaining increase of approximately $7,000 reflected changes in other individually immaterial expense categories.

Salaries and benefits increased by approximately $49,000, or 11%, compared to the prior-year period. The increase was primarily attributable to bonuses earned and accrued during the third quarter of 2026, and increases in salaries, payroll taxes and employee benefit costs.

Selling, general and administrative expenses increased by approximately $11,000, or 1%, compared to the prior-year period. Higher regulatory and compliance expenses of approximately $195,000, primarily related to the CE marking application and audits, were substantially offset by approximately $160,000 in lower stock-based compensation expense and approximately $24,000 in decreases across other individually immaterial expense categories.

Research and development expenses decreased by approximately $7,000, or 3%, compared to the prior-year period. The decrease primarily reflected approximately $117,000 in lower HALO™ device development expenditures and approximately $26,000 in lower spending on other research and development projects. These decreases were offset by approximately $136,000 in higher clinical trial-related expenses, including costs associated with the pivotal insomnia clinical trial and manufacturing HALO™ devices for use in the trial.

We expect research and development expenses to fluctuate in future periods based on the timing and scope of clinical trials and continued investment in our digital health software platform.

Other Income (Expense), Net

Other expense, net, was approximately $53,000 for the three months ended September 30, 2026, compared to other income, net, of approximately $69,000 for the same period in 2025, an unfavorable change of approximately $122,000. The change primarily reflected approximately $53,000 of amortization of debt discount and debt issuance costs associated with the unsecured promissory note issued in August 2026, approximately $47,000 in lower gains on sales of short-term investments, approximately $20,000 in lower other income and approximately $2,000 in lower interest income.

We expect other income (expense), net, to fluctuate in future periods based on outstanding indebtedness and related financing costs, cash and investment balances, investment activity and prevailing interest rates.

Comparison of the nine months ended September 30, 2026 and 2025

Our financial results for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Nine Months Ended September 30,
	2026	2025	Change	Change(1)
			$	%
Revenues, net	$105,412	$129,752	$(24,340)	(19%)
Cost of revenues	27,701	40,344	(12,643)	(31%)
Gross profit	77,711	89,408	(11,697)	(13%)

Operating expenses:
Professional fees	1,420,316	811,562	608,754	75%
Salaries and benefits	1,497,113	1,153,843	343,270	30%
Selling, general and administrative	3,006,100	3,243,135	(237,035)	(7%)
Research and development	1,130,696	858,582	272,114	32%
Total operating expenses	7,054,225	6,067,122	987,103	16%

Loss from operations	(6,976,514)	(5,977,714)	(998,800)	17%

Other income (expense), net:
Interest income (expense), net	(52,608)	8,081	(60,689)	(751%)
Gain on sale of short-term investments	29,041	99,331	(70,290)	(71%)
Other income	2,006	25,715	(23,709)	(92%)
Total other income (expense), net	(21,561)	133,127	(154,688)	(116%)
Loss before provision for income taxes	$(6,998,075)	$(5,844,587)	$(1,153,488)	20%

Provision for income taxes	-	-	-	0%

Loss before equity in net earnings (loss) of affiliate	(6,998,075)	(5,844,587)	(1,153,488)	20%
Equity in net earnings (loss) of affiliate	-	(1,048)	1,048	(100%)
Net loss	$(6,998,075)	$(5,845,635)	$(1,152,440)	20%

Other comprehensive loss:
Other comprehensive loss on short-term investments, net of reclassification adjustments	(406)	(119)	(287)	241%
Comprehensive loss	$(6,998,481)	$(5,845,754)	$(1,152,727)	20%

(1)	Percentages may not foot due to rounding.

Revenues

For the nine months ended September 30, 2026, revenue decreased by approximately $24,000, or 19%, to approximately $105,000, compared to approximately $130,000 for the same period in 2025. The decrease primarily reflected approximately $12,000 in lower shipping revenue, approximately $7,000 in lower licensing fees and a net decrease of approximately $5,000 in equipment, accessory and component board sales.

Revenue was derived primarily from licensing and treatment fee agreements and sales of equipment, replacement components and related accessories. Under our licensing arrangements, customers are generally charged a monthly licensing fee and, in certain cases, additional fees based on the number of treatments performed. Replacement components and accessories include boards, electrodes and patient cables. We also charge customers for related shipping costs.

Revenue from equipment and component sales, particularly international sales, may fluctuate significantly from period to period based on the timing, size and geographic mix of customer orders.

Cost of Revenues and Gross Profit

For the nine months ended September 30, 2026 and 2025, cost of revenues was approximately $28,000 and $40,000, respectively, resulting in gross profit of approximately $78,000 and $89,000, respectively. Gross margin increased to 74% from 69%, primarily due to changes in the mix of licensing revenue, equipment, accessories and component board sales.

Gross margins may continue to fluctuate from period to period based on revenue mix and the timing and volume of customer orders.

Operating Expenses

Total operating expenses increased by approximately $987,000, or 16%, to approximately $7,054,000 for the nine months ended September 30, 2026, compared to approximately $6,067,000 for the same period in 2025. The increase was primarily driven by higher professional fees, salaries and benefits, and research and development expenses, partially offset by lower selling, general and administrative expenses.

Operating expenses reflect the Company’s continued execution of its clinical and strategic initiatives, including the pivotal insomnia clinical trial, the acquisition of PONM, Inc., and ongoing regulatory and commercialization efforts.

Professional fees increased by approximately $609,000, or 75%, compared to the prior-year period. The increase primarily consisted of approximately $203,000 in higher accounting and legal fees associated with the acquisition of PONM, Inc., SEC reporting, corporate governance and other strategic initiatives, and approximately $364,000 in higher marketing and investor relations expenses. The remaining increase of approximately $42,000 reflected changes in other individually immaterial professional fee categories.

Salaries and benefits increased by approximately $343,000, or 30%, compared to the prior-year period. The increase was primarily attributable to personnel hired during the latter half of 2025, bonuses earned and accrued during the nine months ended September 30, 2026, and increases in salaries, payroll taxes and employee benefit costs.

Research and development expenses increased by approximately $272,000, or 32%, compared to the prior-year period. The increase primarily reflected a net increase of approximately $671,000 in clinical trial expenses, consisting of approximately $424,000 in additional costs associated with initiating and executing the pivotal insomnia clinical trial and approximately $316,000 in costs to manufacture HALO™ devices for use in the trial, partially offset by approximately $69,000 in lower UCSD and Brazil clinical trial expenses.

The net increase in clinical trial expenses was partially offset by approximately $396,000 in lower HALO™ development expenditures as the program transitioned from product development to clinical production and approximately $3,000 in other net decreases in research and development expenses.

We expect research and development expenses to fluctuate in future periods based on the timing and scope of clinical trials and continued investment in our digital health software platform. We also expect to continue investing in the integration and development of the Nexalin NeuroCare™ digital health platform, which management believes complements our neuromodulation technologies and supports future commercialization efforts.

Selling, general and administrative expenses decreased by approximately $237,000, or 7%, compared to the prior-year period. The decrease primarily reflected approximately $481,000 in lower stock-based compensation expense, approximately $55,000 in lower consulting expenses associated with reduced international consulting activity, approximately $25,000 in lower insurance expenses and approximately $30,000 in lower supplies expenses.

These decreases were partially offset by approximately $334,000 in higher regulatory and compliance costs associated with compliance audits, regulatory consulting, clinical and regulatory programs, and CE marking initiatives. Depreciation and amortization expense also increased by approximately $55,000, primarily due to the acquisition of licensed technology during the second quarter of 2026. The remaining net decrease of approximately $35,000 reflected changes in other individually immaterial expense categories.

Other Income (Expense), Net

Other expense, net, was approximately $22,000 for the nine months ended September 30, 2026, compared to other income, net, of approximately $133,000 for the same period in 2025, an unfavorable change of approximately $155,000. The change primarily reflected approximately $70,000 in lower gains on sales of short-term investments, an unfavorable change of approximately $61,000 in interest income (expense), net, and approximately $24,000 in lower other income. The change in interest income (expense), net, primarily reflected approximately $53,000 of amortization of debt discount and debt issuance costs associated with the unsecured promissory note issued in August 2026, together with lower interest income.

We expect other income (expense), net, to fluctuate in future periods based on outstanding indebtedness and related financing costs, cash and investment balances, investment activity and prevailing interest rates.

Liquidity and Capital Resources

Working Capital

	September 30, 2026	December 31, 2025
Current assets	$1,891,638	$4,299,270
Current liabilities	2,760,791	887,333
Working capital	$(869,153)	$3,411,937

As of September 30, 2026, we had a working capital deficit of approximately $869,000, compared to working capital of approximately $3,412,000 at December 31, 2025, a decrease of approximately $4,281,000.

Current assets decreased by approximately $2,407,000 during the nine months ended September 30, 2026, primarily due to the use of cash and short-term investments to fund operating activities, including clinical trial, product development and professional service expenditures. These decreases were partially offset by proceeds from sales of common stock under the Company’s ATM Program, the registered direct offering and the issuance of the unsecured promissory note, as well as increases in prepaid expenses and other current assets, inventory and accounts receivable.

Current liabilities increased by approximately $1,873,000 during the nine months ended September 30, 2026, primarily due to the recognition of approximately $953,000 of note payable, net of debt discount and issuance costs, a $300,000 commitment-fee liability, approximately $209,000 of deferred share liability associated with the acquisition of PONM, Inc., and an increase of approximately $396,000 in accounts payable. The remaining increase primarily reflected approximately $11,000 of current operating lease liabilities and approximately $4,000 of additional accrued expenses.

The Company expects its working capital to continue to fluctuate based on the timing and level of clinical, regulatory, product development and other operating expenditures; the timing of vendor invoices and payments; and its ability to obtain additional financing. Potential sources of financing include sales under the ATM Program and the AMPA, to the extent available. The amount and timing of financing under these arrangements are subject to applicable offering limits, contractual restrictions, market conditions, trading volume, the market price of the Company’s common stock, regulatory requirements and other applicable conditions. Accordingly, there can be no assurance that the Company will obtain sufficient proceeds under these arrangements or from other financing sources.

“At-the-Market” Offering

On April 29, 2025, we entered into an equity distribution agreement with Maxim Group LLC (“Maxim”), as amended on May 5, 2025 and October 15, 2025, pursuant to which we are authorized to offer and sell shares of our common stock from time to time through Maxim for an aggregate offering amount of up to approximately $4,273,000, subject to applicable securities laws and stock exchange requirements.

During the nine months ended September 30, 2026, we sold 63,035 shares of our common stock under the ATM Program, generating net proceeds of approximately $876,000.

As of September 30, 2026, we have sold 86,082 shares of our common stock under the ATM Program for gross proceeds of approximately $1,634,000. After giving effect to the sales subsequent to September 30, 2026 described below, the Company currently has no availability under the ATM Program because of the limitations of General Instructions I.B.6. of Form S-3; any future sales would require availability to be restored and satisfaction of applicable conditions.

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under its at-the-market offering program, generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000, after deducting sales-agent commissions and other issuance costs. These issuance costs included a fee of approximately $189,000 payable to Alumni Capital LP under a side letter waiving restrictions on sales under the ATM Program. See Note 12, Subsequent Events, to the accompanying condensed consolidated financial statements.

Cash Flows

The following table summarizes our consolidated cash flows for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(5,102,420)	$(3,809,636)
Net cash provided by (used in) investing activities	$2,925,832	$(821,171)
Net cash provided by financing activities	$2,314,944	$4,646,397

Net Cash Used In Operating Activities

Net cash used in operating activities was approximately $5,102,000 for the nine months ended September 30, 2026, compared to approximately $3,810,000 for the corresponding period in 2025, an increase of approximately $1,292,000. The increase primarily reflected a higher net loss of approximately $1,152,000 and approximately $297,000 in lower net noncash adjustments, principally due to lower stock-based compensation expense. These changes were partially offset by approximately $157,000 in lower cash used for changes in operating assets and liabilities.

During the 2026 period, changes in operating assets and liabilities primarily included cash used for increases in prepaid expenses and other current assets of approximately $297,000, inventory of approximately $76,000 and accounts receivable of approximately $37,000. These uses of cash were partially offset by an increase in accounts payable of approximately $396,000. The increase in prepaid expenses and other current assets primarily reflected advance payments for the Company’s pivotal insomnia clinical trial and other research and development activities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was approximately $2,926,000 for the nine months ended September 30, 2026, compared to net cash used in investing activities of approximately $821,000 for the corresponding period in 2025, a favorable change of approximately $3,747,000. The change primarily reflected approximately $27,004,000 in lower purchases of short-term investments, partially offset by approximately $23,149,000 in lower proceeds from sales and maturities of short-term investments.

Investing activities during the 2026 period also included approximately $49,000 in equipment purchases and approximately $122,000 in purchases of patents and trademarks, compared to no equipment purchases and approximately $63,000 in purchases of patents and trademarks during the corresponding period in 2025.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $2,315,000 for the nine months ended September 30, 2026, compared to approximately $4,646,000 for the corresponding period in 2025, a decrease of approximately $2,331,000. Financing activities during the 2026 period included approximately $876,000 in net proceeds from sales of common stock under the ATM Program, approximately $656,000 in net proceeds from the registered direct offering and $1,000,000 in proceeds from issuance of the unsecured promissory note. These inflows were partially offset by approximately $100,000 in payments of debt issuance costs, $113,000 in payments of deferred offering costs and $3,000 paid in lieu of fractional shares in connection with the reverse stock split. Financing activities during the 2025 period consisted of approximately $4,646,000 in net proceeds from an equity offering.

Uses and Availability of Additional Funds

Our primary uses of capital are, and we expect will continue to be, employee compensation and related expenses; clinical research and development, including our pivotal insomnia clinical trial; development and integration of the Nexalin NeuroCare™ digital health platform; manufacturing and product development; regulatory and quality assurance initiatives; commercialization activities; legal and other professional fees; and general corporate and administrative expenses. We also expect to use capital to satisfy obligations under our outstanding unsecured promissory note, including required repayments from financing proceeds.

Material Cash Requirements

Our material cash requirements as of September 30, 2026 and through the date of this Report primarily consist of the following:

(i)	estimated direct service fees and pass-through expenses totaling approximately $1,131,000 under the Scope of Work for our pivotal clinical trial evaluating the HALO device for the treatment of insomnia, of which approximately $414,000 had been incurred through September 30, 2026. During the third quarter of 2026, Curavit Clinical Research, Inc. assumed the prior clinical research organization’s rights and obligations under the applicable Master Services Agreement and Scope of Work. The remaining estimated costs are generally payable as specified project milestones are achieved and pass-through expenses are incurred;

(ii)	development-service fees of $10,000 per month under the Collaboration Agreement with GreenLight Ventures, LLC, which has an initial term of 24 months beginning May 14, 2026, together with approved excess development services and infrastructure-support services billed at the rates specified in the agreement;

(iii)	base rent under our office lease, as amended on July 28, 2026, over the remaining lease term, ranging from approximately $5,400 to $6,400 per month and subject to periodic increases, together with our proportionate share of operating expenses and real-property taxes. The amended lease provides for a conditional five-month abatement of base rent following commencement of the expansion space; and

(iv)	monthly consulting fees of $16,667 under our consulting agreement with U.S. Asian Consulting Group, LLC, which expires in September 2030.

The semiannual share awards valued at $100,000 under the consulting agreement and the remaining tranches of consideration shares issuable under the Stock Purchase Agreement 180 and 270 days after the acquisition date are payable in shares of our common stock and therefore do not represent cash requirements. On November 10, 2026, the Company issued 87,301 shares in settlement of the third tranche of acquisition consideration. See Note 12—Subsequent Events.

As of September 30, 2026, we were also obligated under the Streeterville Promissory Note, which had an outstanding principal amount of $1,170,000 and matures on February 21, 2027. The note requires mandatory prepayments equal to 20% of proceeds from qualifying financings. Subsequent to September 30, 2026, we repaid approximately $378,000 using proceeds from sales under the ATM Program. See Note 12—Subsequent Events to the accompanying unaudited condensed consolidated financial statements.

We expect to fund our cash requirements using cash and cash equivalents on hand, and additional financing, including, to the extent available, sales of common stock under our ATM Program and the AMPA. Our ability to access these arrangements is subject to applicable offering limits, contractual restrictions, market conditions, the market price and trading volume of our common stock, regulatory requirements and satisfaction of other applicable conditions. Accordingly, the stated capacity of these arrangements does not represent committed funding or amounts necessarily available for immediate use. There can be no assurance that additional financing will be available when needed or on acceptable terms.

Changes to the scope, timing or requirements of the Pivotal Study—including protocol amendments, modifications to planned analyses or extensions of the study duration—may require change orders and could increase the estimated costs or extend the timing of payments. We are also evaluating amendments to the existing Scope of Work with Curavit; however, no amendment had been executed as of the date of this Report. Accordingly, the ultimate costs and timing of the Pivotal Study may differ from our current estimates.

We currently generate limited revenue from legacy Gen-1 licensing fees and electrode sales in the United States, as well as international equipment, boards and component sales. During the third quarter of 2026, international revenue primarily consisted of component board sales to an unrelated customer in China. We expect to continue to incur significant operating losses and negative operating cash flows as we advance our product development, clinical, regulatory and commercialization initiatives. The successful development and commercialization of our products remain subject to significant uncertainty, and we cannot reasonably estimate the total costs or timing necessary to complete clinical development, obtain required regulatory authorizations or achieve commercial acceptance. Accordingly, we cannot predict when, if ever, our operations will generate sufficient revenue to produce positive cash flows.

Our future capital requirements will depend on numerous factors, including, but not limited to:

●	the timing, scope, rate of enrollment, cost and results of our current and future clinical trials;

●	performing preclinical studies and clinical trials in compliance with the FDA or any comparable regulatory authority requirements;

●	the ability to outsource the manufacture of our products for development, clinical trials and/or potential commercialization;

●	obtaining and maintaining patent, trademark and trade secret protection for our products;

●	scaling the commercial sales of products, if and when approved, whether alone or in collaboration with others;

●	acceptance of existing therapies, and future therapies, if and when approved, by healthcare providers, physicians, clinicians, patients and third-party payors;

●	competing effectively with other therapies;

●	obtaining and maintaining healthcare coverage and adequate reimbursement;

●	protecting our rights in our intellectual property portfolio; and

●	maintaining a continued acceptable safety profile of our products following approval.

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of approximately $793,000, a working capital deficit of approximately $869,000 and an accumulated deficit of approximately $99,865,000. For the nine months ended September 30, 2026, the Company incurred a loss from operations of approximately $6,977,000 and used approximately $5,102,000 of cash in operating activities.

The Company generates limited revenue from legacy Gen-1 licensing fees and electrode sales in the United States, as well as international equipment and component sales. During the third quarter of 2026, international revenue primarily consisted of component board sales to an unrelated customer in China. Operating activities continue to consume a substantial portion of the Company’s cash resources. Management expects continued operating losses and negative operating cash flows as the Company advances its clinical, regulatory, product development and commercialization initiatives, including its pivotal insomnia clinical trial evaluating the HALO™ device, development of the Nexalin NeuroCare™ platform, manufacturing activities and other strategic initiatives.

The Company has historically funded its operations primarily through equity and debt financings. During the nine months ended September 30, 2026, the Company received net proceeds of approximately $876,000 from sales under its ATM Program and approximately $656,000 from its August 2026 registered direct offering. The Company also received $1,000,000 upon issuance of the Streeterville Promissory Note, or approximately $900,000 after payment of additional debt issuance costs. The Company entered into the AMPA, under which it may, subject to applicable conditions and limitations, sell up to an aggregate of $15,000,000 of common stock through December 31, 2027. As of September 30, 2026, the Company had not received any proceeds from sales under the AMPA.

Subsequent to September 30, 2026, the Company sold 219,593 shares of common stock under the ATM Program, generating gross proceeds of approximately $1,900,000 and net proceeds of approximately $1,644,000 after deducting sales-agent commissions and other issuance costs, including the fee payable to Alumni Capital LP in connection with its waiver of restrictions on ATM sales. The Company used approximately $378,000 of these proceeds to make a mandatory principal prepayment under the Streeterville Promissory Note, reducing its outstanding principal balance to approximately $792,000.

The Company expects to require additional capital to support its planned operations and strategic initiatives. Its ability to obtain additional capital, including through the ATM Program and the AMPA, depends on capital-market conditions, the market price and trading volume of its common stock, applicable offering limits, regulatory requirements, the effectiveness and availability of registration statements, Nasdaq requirements and contractual restrictions and conditions. The stated capacities of the ATM Program and the AMPA do not represent committed funding or amounts necessarily available for immediate use. There can be no assurance that additional financing will be available when needed or on acceptable terms.

The Company’s ability to raise capital also depends, in significant part, on the continued listing of its common stock on the Nasdaq Capital Market. Following receipt of a Staff Delisting Determination on July 24, 2026, the Company timely requested a hearing and appeared before the Panel on September 1, 2026. The Company effected a one-for-thirty reverse stock split on August 28, 2026. On September 25, 2026, the Panel granted the Company’s request for continued listing, subject to specified compliance conditions. On September 30, 2026, Nasdaq confirmed that the Company had regained compliance with the minimum bid price requirement. Continued listing remains subject to demonstrating compliance with Nasdaq’s minimum stockholders’ equity requirement of $2.5 million on or before January 4, 2027. There can be no assurance that the Company will satisfy that requirement within the period granted or maintain compliance with Nasdaq’s other continued listing requirements.

A delisting could materially impair the Company’s ability to access capital markets, limit financing under its existing arrangements, reduce the liquidity and market price of its common stock, and result in alternative financing being available only on less favorable terms, if at all.

The acquisition of PONM, Inc., through which the Company obtained rights to licensed software and intellectual property, expanded its technology portfolio and supports continued development of the Nexalin NeuroCare™ platform. Related development and collaboration activities are expected to require continued investment before contributing materially to operating results.

After considering the financing activities described above, the related repayments of the Streeterville Promissory Note and management’s other plans, the Company concluded that it does not have sufficient liquidity to fund its anticipated operating requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued. Management intends to seek additional financing, access the ATM Program and the AMPA to the extent available, manage the timing and level of operating expenditures, and pursue revenue opportunities. These plans are subject to risks and uncertainties and are not entirely within the Company’s control. Accordingly, management determined that its plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments and Contingencies

As of September 30, 2026, the Company was party to a Master Services Agreement and Scope of Work with Curavit Clinical Research, Inc. relating to its ongoing pivotal clinical trial evaluating the HALO device for the treatment of insomnia. The trial is intended to support the Company’s planned De Novo submission to the FDA. Payments under the agreement are generally based on specified project milestones, services performed and reimbursable third-party pass-through costs. The Company recognizes research and development expense as the underlying services are performed.

The Company is also party to a Collaboration Agreement with GreenLight Ventures, LLC, an operating lease for its corporate office space, as amended on July 28, 2026, and a consulting agreement with U.S. Asian Consulting Group, LLC. These arrangements require future cash payments and, in certain cases, the issuance of shares of the Company’s common stock.

See “Material Cash Requirements” above and Notes 4, 8 and 10 to the accompanying unaudited condensed consolidated financial statements for additional information regarding these arrangements.

Critical Accounting Estimates

During the nine months ended September 30, 2026, management did not identify any accounting estimates that meet the definition of a critical accounting estimate. Although certain accounting policies require the use of estimates and assumptions, management does not believe that reasonably likely changes in those estimates would have a material effect on the Company’s financial condition or results of operations.

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

Minimum Bid Price Requirement

The Company is required to maintain a minimum closing bid price of $1.00 per share for continued listing on the Nasdaq Capital Market. On January 21, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the closing bid price of the Company’s common stock for the preceding 30 consecutive business days, the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The Notice had no immediate effect on the continued listing of the Company’s common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial 180-calendar-day compliance period, which expired on July 20, 2026, to regain compliance with the Minimum Bid Price Requirement.

The Company did not regain compliance during the initial compliance period and did not satisfy the requirements for an automatic additional 180-calendar-day compliance period. Accordingly, on July 24, 2026, the Company received a Staff Delisting Determination from Nasdaq. The Company timely requested a hearing before the Nasdaq Hearings Panel, which stayed the suspension of trading and delisting of the Company’s common stock pending the Panel’s decision.

On August 28, 2026, the Company effected a one-for-thirty reverse stock split of its issued and outstanding common stock as part of its efforts to regain compliance with the Minimum Bid Price Requirement. The Company participated in a hearing before the Panel on September 1, 2026. On September 25, 2026, the Company received written notification from the Panel granting its request for continued listing, subject to demonstrating compliance with the Minimum Bid Price Requirement on or before September 28, 2026, and the minimum stockholders’ equity requirement of $2,500,000 under Nasdaq Listing Rule 5550(b)(1) on or before January 4, 2027. On September 30, 2026, the Company received formal notification from Nasdaq confirming that it had regained compliance with the Minimum Bid Price Requirement.

The Company’s common stock remains listed and eligible for trading on the Nasdaq Capital Market. Although the Company has regained compliance with the Minimum Bid Price Requirement, its continued listing remains subject to demonstrating compliance with the minimum stockholders’ equity requirement on or before January 4, 2027. There can be no assurance that the Company will satisfy that requirement within the period granted by the Panel or maintain compliance with the Minimum Bid Price Requirement or Nasdaq’s other continued-listing requirements. Failure to regain or maintain compliance could result in the delisting of the Company’s common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable. As a smaller reporting company, we are not required to provide the information required by this item under SEC rules.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

The following previously identified material weaknesses remained outstanding as of September 30, 2026:

●	The Company lacked sufficient personnel and resources to provide for adequate segregation of duties relating to the preparation and review of financial information and the operation and review of controls over the financial-reporting process; and

●	The Company did not maintain information-technology general controls that were adequately designed and implemented, particularly controls relating to user and privileged-user access to the Company’s financial-reporting systems.

These deficiencies create a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management concluded that these deficiencies, individually or in the aggregate, constitute material weaknesses.

Management’s Remediation Plan

Management continues to evaluate and implement measures designed to remediate these material weaknesses. The planned remediation measures include enhancing the review and approval controls over financial reporting, improving the documentation and operation of accounting controls, supplementing existing accounting resources through the hiring or engagement of qualified personnel and third-party professionals, and strengthening controls over user and privileged-user access to the Company’s financial-reporting systems.

The implementation of these measures is subject to the Company’s financial and personnel resources. The material weaknesses will not be considered remediated until the applicable controls have been fully designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. The remediation process may be costly and time-consuming, and there can be no assurance that the Company’s remediation efforts will be completed within the anticipated timeframe or will be sufficient to remediate the material weaknesses.

Notwithstanding the identified material weaknesses, management performed additional analyses and procedures to support the preparation of the Company’s unaudited condensed consolidated financial statements. Based on these procedures, management believes that the unaudited condensed consolidated financial statements included in this Report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 25, 2026, other than as set forth below. The risk factors described in that Annual Report, together with the additional and updated risk factors set forth below, could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock, and you should carefully consider all of them together with the other information in this Report.

Our continued listing on Nasdaq is subject to compliance with the minimum stockholders’ equity requirement, and a delisting could materially and adversely affect the trading market for and value of our common stock.

On January 21, 2026, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2), which requires a minimum closing bid price of $1.00 per share. The Company was provided an initial 180-calendar-day compliance period, which expired on July 20, 2026, to regain compliance with the minimum bid price requirement.

The Company did not regain compliance during the initial compliance period. On July 24, 2026, Nasdaq notified us that we were not eligible for an automatic additional 180-calendar-day compliance period because we did not satisfy the minimum stockholders’ equity requirement applicable to an initial listing on the Nasdaq Capital Market. Nasdaq issued a Staff Delisting Determination advising us that, unless we timely requested a hearing before a Nasdaq Hearings Panel, trading in our common stock would be suspended and Nasdaq would commence delisting proceedings.

The Company timely requested a hearing before the Panel, which stayed the suspension and delisting of our common stock pending the Panel’s decision. On August 28, 2026, the Company effected a one-for-thirty reverse stock split of its issued and outstanding common stock as part of its efforts to regain compliance with the minimum bid price requirement. The Company appeared before the Panel on September 1, 2026. On September 25, 2026, the Company received written notification from the Panel granting our request for continued listing, subject to demonstrating compliance with the minimum bid price requirement on or before September 28, 2026, and the minimum stockholders’ equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1) on or before January 4, 2027. On September 30, 2026, Nasdaq formally confirmed that the Company had regained compliance with the minimum bid price requirement.

Our common stock remains listed on the Nasdaq Capital Market; however, our continued listing remains subject to demonstrating compliance with the minimum stockholders’ equity requirement by January 4, 2027. Our ability to regain compliance depends, in part, on our operating results and our ability to raise additional capital. There can be no assurance that we will satisfy that requirement within the period granted by the Panel or maintain compliance with the minimum bid price requirement or Nasdaq’s other continued-listing standards. If we fail to satisfy the Panel’s conditions or otherwise fail to meet Nasdaq’s continued-listing requirements, our common stock could be delisted.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock could be quoted on an over-the-counter market. If this were to occur, we could face significant adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity for our common stock;

●	the possibility that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and could result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to obtain additional financing in the future.

A delisting of our common stock or other limitations could impair our ability to raise capital under our at-the-market offering program and Any Market Purchase Agreement.

We have historically funded our operations primarily through equity and debt financings, including sales of common stock under our at-the-market offering program (the “ATM Program”). We have also entered into an Any Market Purchase Agreement (the “AMPA”), pursuant to which we may, subject to specified conditions and limitations, direct the investor to purchase shares of our common stock from time to time.

Our ability to use the ATM Program depends on the availability and continued effectiveness of the applicable registration statement and our satisfaction of the eligibility requirements for conducting primary offerings on Form S-3. Our ability to sell shares under the AMPA is also subject to numerous conditions, including the effectiveness of an applicable resale registration statement, compliance with Nasdaq requirements, applicable beneficial-ownership and exchange-cap limitations, the market price and trading volume of our common stock, and the continued trading of our common stock on an eligible principal market.

If our common stock is delisted from Nasdaq, we may lose or experience a material impairment of our ability to sell shares under the ATM Program and the AMPA. Even if our common stock remains listed, declines in its market price or trading volume, limitations imposed by Nasdaq rules or securities laws, or the failure to satisfy other applicable conditions could substantially reduce the amount of capital available under these arrangements. The stated capacities of the ATM Program and the AMPA do not represent cash on hand or assurance that funding will be available when needed, and there can be no assurance that we will be able to raise any particular amount under either arrangement.

We have generated limited operating revenue, have experienced recurring operating losses and negative operating cash flows, and have substantial doubt about our ability to continue as a going concern. If we cannot raise sufficient capital through the ATM Program, the AMPA or other financing sources, we may be required to delay, reduce or eliminate planned clinical, regulatory, product-development or commercialization activities, including our pivotal insomnia clinical trial, or pursue other strategic alternatives. Alternative financing may not be available when needed or may be available only on terms that are highly dilutive or otherwise unfavorable to us and our stockholders.

We completed the acquisition of PONM, Inc. during the second quarter of 2026, and we may not realize the anticipated benefits of that acquisition or the related licensed technology.

On May 14, 2026, we acquired all of the outstanding equity interests of PONM, Inc. from GreenLight Ventures, LLC (“GLV”) for aggregate consideration of approximately $1.3 million payable in shares of our common stock. Substantially all of the value acquired relates to certain software and associated intellectual-property rights licensed within specified fields of use. As of September 30, 2026, the related finite-lived intangible asset had a carrying amount of approximately $648,000 and is being amortized on a straight-line basis over an estimated useful life of seven years.

The licensed software, standing alone, does not include all features, functionality, integrations or enhancements that may be necessary to operate our business or commercialize our devices at scale. Additional development, customization, testing and integration will be required, which we expect to obtain in whole or in part from GLV under a Collaboration Agreement. The completion of that work may take longer or cost more than anticipated, may not result in commercially viable capabilities, and may divert management and financial resources from other activities.

If the acquired technology does not perform as expected, cannot be successfully integrated with our devices and clinical workflows, or does not achieve market acceptance, we may not realize the anticipated benefits of the acquisition. We could also be required to recognize an impairment charge against the carrying amount of the acquired intangible asset, which could materially adversely affect our results of operations.

We depend on GLV for the continued development, maintenance and support of the acquired technology, and our relationship with GLV constitutes a related-party arrangement. Dr. David Owens, a member of our Board of Directors and our Chief Medical Officer, holds a minority ownership interest in GLV. The Collaboration Agreement has an initial term of 24 months, and we cannot assure you that GLV will satisfactorily perform its obligations, that the agreement will be renewed or extended on acceptable terms, or that we could replace GLV’s services on a timely or cost-effective basis.

Our rights to the licensed software are limited to specified fields of use, and GLV retains rights outside those fields. These limitations may restrict our ability to expand the Nexalin NeuroCare™ platform into additional applications or prevent us from restricting GLV or other licensees from developing technologies that may compete with certain platform capabilities. The license could also be terminated, narrowed, challenged or otherwise become unavailable to us, which could impair our ability to develop or commercialize the platform.

As of September 30, 2026, consideration valued at approximately $209,400 remained payable in two additional tranches of our common stock scheduled for issuance 180 and 270 days after the acquisition date. On November 10, 2026, we issued 87,301 shares of common stock in settlement of the third tranche. The number and value of shares ultimately issued are subject to contractual pricing provisions, including applicable floors, ceilings and adjustments for specified issuances and capital events. The remaining consideration may also accelerate upon certain events, including a change of control.

The issuance of the remaining consideration shares will dilute our existing stockholders. The amount of dilution could be significant if the market price of our common stock declines or if provisions of the acquisition agreements require us to issue a greater number of shares than currently estimated. Changes in the estimated value of the deferred share consideration may also increase the carrying amount of the acquired intangible asset and our future amortization expense.

The effects of our one-for-thirty reverse stock split may not be sustained, and the reverse stock split may adversely affect the market price and liquidity of our common stock.

On August 28, 2026, we effected a one-for-thirty reverse stock split of our issued and outstanding common stock as part of our efforts to regain compliance with Nasdaq’s minimum bid price requirement. On September 30, 2026, Nasdaq formally confirmed that we had regained compliance with that requirement. However, there can be no assurance that the increase in our per-share trading price following the reverse stock split will be sustained or that we will maintain compliance with the minimum bid price requirement. Our continued listing also remains subject to demonstrating compliance with Nasdaq’s minimum stockholders’ equity requirement of $2.5 million on or before January 4, 2027, and maintaining compliance with Nasdaq’s other continued-listing requirements.

The market price of our common stock may decline following the reverse stock split, and any increase in the per-share market price may be proportionally less than the reduction in the number of outstanding shares. Consequently, the aggregate market value of our common stock could decline. The reverse stock split may also reduce the liquidity of our common stock, increase price volatility, increase the number of stockholders holding fewer than 100 shares, commonly referred to as “odd lots,” and increase transaction costs for those stockholders. The reduced number of outstanding shares may further concentrate ownership and make it more difficult for investors to purchase or sell significant quantities of our common stock without affecting its market price.

The reverse stock split proportionately adjusted the number of shares issuable under our equity compensation plans and upon the exercise of outstanding stock options and warrants, as well as the applicable exercise prices. It also resulted in adjustments to the remaining consideration shares and applicable pricing provisions under the PONM Stock Purchase Agreement. These adjustments do not eliminate the potential dilution resulting from the future exercise of outstanding equity awards or warrants or the issuance of the remaining PONM consideration shares.

At our 2026 Annual Meeting of Stockholders, our stockholders authorized our Board of Directors, in its discretion, to effect one or more reverse stock splits at ratios ranging from one-for-two to one-for-one hundred, provided that the cumulative effect of all reverse stock splits implemented under that authorization may not exceed one-for-two hundred fifty. The one-for-thirty reverse stock split used only a portion of that authorization. If our Board determines to implement an additional reverse stock split, it could further reduce the number of outstanding shares, trading liquidity and the number of shares held by individual stockholders. An additional reverse stock split also may not result in a sustained increase in the market price of our common stock or enable us to maintain compliance with Nasdaq’s continued-listing requirements.

Sales of common stock under our financing arrangements, the exercise of outstanding warrants and resales by selling stockholders may result in substantial dilution and could adversely affect the market price of our common stock.

We have issued, and may continue to issue, a substantial number of shares of our common stock in connection with financing transactions. During the third quarter of 2026, we issued 80,645 shares of common stock in a registered direct offering and warrants to purchase an additional 40,323 shares of common stock at an exercise price of $15.00 per share. We also entered into the AMPA, under which we may, subject to specified conditions and limitations, sell shares of common stock having an aggregate purchase price of up to $15,000,000. In October 2026, we issued 100,732 shares of common stock to Alumni Capital LP in satisfaction of the $300,000 commitment fee under the AMPA. These commitment shares were issued as common stock rather than pre-funded warrants and did not generate cash proceeds for the Company.

The resale registration statement covering up to 5,752,822 shares of common stock was declared effective on October 15, 2026. The registered shares include shares issuable under the AMPA, commitment shares and shares underlying the warrants issued in connection with the registered direct offering. Registration does not necessarily mean that all such shares will be issued or sold. However, the issuance or resale of a substantial number of shares, or the perception that such issuances or resales may occur, could adversely affect the market price of our common stock and make it more difficult for us to sell equity securities in the future at prices that we consider acceptable.

The purchase price for shares sold under the AMPA is based on a discount to market prices determined over specified measurement periods. Accordingly, if the market price of our common stock declines, we may be required to issue a greater number of shares to raise the same amount of proceeds, resulting in greater dilution to existing stockholders. Sales under the AMPA may also place downward pressure on the market price of our common stock, which could further increase the number of shares required to be issued in subsequent sales. Our ability to issue shares under the AMPA remains subject to Nasdaq stockholder-approval requirements, applicable exchange-cap and beneficial-ownership limitations, the continued effectiveness and availability of the resale registration statement and other contractual conditions.

Subsequent to September 30, 2026, we sold an additional 219,593 shares of common stock under the ATM Program. We may issue additional shares under the ATM Program, equity compensation plans, acquisition agreements or other financing and strategic arrangements. These issuances may substantially dilute the ownership and voting interests of our existing stockholders.

The outstanding warrants issued in the registered direct offering may be exercised only at the election of their holders. We will not receive additional proceeds unless those warrants are exercised for cash, and they may expire without being exercised. If the warrants are exercised, the issuance of the underlying shares will result in additional dilution.

The actual dilution resulting from these arrangements will depend on the number of shares issued, the applicable issuance prices, the market price of our common stock and the extent to which outstanding warrants are exercised. Significant dilution or a substantial increase in the number of shares available for public resale could adversely affect the market price and trading liquidity of our common stock.

Our outstanding debt obligations could adversely affect our liquidity, limit our financial flexibility and impair our ability to fund our operations.

On August 21, 2026, we issued an unsecured promissory note with an original principal amount of $1.17 million, which matures on February 21, 2027. The note requires us to make mandatory prepayments equal to 20% of the proceeds received from certain equity and other financing transactions, subject to the terms of the note. These mandatory prepayments reduce the amount of financing proceeds available to fund our operations, including our ongoing clinical trials, research and development activities, regulatory initiatives and general corporate expenses.

We have incurred significant operating losses and negative cash flows from operations and will require additional capital to fund our business. Our ability to repay the note at maturity or upon an earlier required payment will depend on our available cash resources, our ability to obtain additional financing and other factors, many of which are outside our control. If we are unable to satisfy our obligations under the note, we could be subject to an event of default and related remedies available to the lender under the terms of the note, which could further adversely affect our liquidity and financial condition.

In addition, the requirement to use a portion of future financing proceeds to repay outstanding debt may limit our ability to deploy capital toward our clinical development programs and other strategic initiatives. Any inability to satisfy our debt obligations, or the need to obtain additional financing on unfavorable terms to meet those obligations, could materially adversely affect our business, financial condition, results of operations and ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities.

On August 13, 2026, in connection with the Company’s acquisition of PONM, Inc., the Company issued 14,208 shares of its common stock, par value $0.001 per share, to GreenLight Ventures, LLC as the second tranche of the consideration payable under the Stock Purchase Agreement, with a fair value at issuance of approximately $149,000. The shares were issued as consideration for all of the outstanding equity interests of PONM, Inc. and not for cash. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that the shares were issued to a single sophisticated purchaser in a privately negotiated transaction without any general solicitation or general advertising, the purchaser represented that it was acquiring the shares for investment and not with a view to distribution, and the shares were issued bearing a restrictive legend.

As of September 30, 2026, additional shares remain issuable as deferred purchase consideration in two tranches scheduled for issuance 180 and 270 days after the May 14, 2026 closing date. The Company expects to rely on the exemption provided by Section 4(a)(2) of the Securities Act for those issuances. On November 10, 2026, the Company issued 87,301 shares of common stock to GreenLight Ventures, LLC as the third tranche, in reliance on the same exemption.

Except as described above, all unregistered sales of equity securities during the three months ended September 30, 2026, if any, were previously reported in Current Reports on Form 8-K.

(b) Use of Proceeds.

Not applicable.

(c) Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Plans

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibits and Financial Statement Schedules.

(a)	Exhibits.

Exhibit Number	Description of Document
3.1(1)	Certificate of Incorporation, as amended and as currently in effect.
3.2	Second Amended and Restated Bylaws of Nexalin Technology, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 17, 2026).
3.3	Certificate of Amendment filed with the Delaware Secretary of State on August 26, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 27, 2026).
4.1(1)	Form of Specimen stock certificate evidencing shares of common stock
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2026).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 20, 2026).
10.1(2)(4)	Third Amendment to Lease Agreement between the Company and Nutex HQ LLC on July 28, 2026.
10.2(5)	Nexalin Technology, Inc. 2026 Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 10, 2026).
10.3	Securities Purchase Agreement, dated August 19, 2026, by and between Nexalin Technology, Inc. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2026).
10.4	Any Market Purchase Agreement, dated August 19, 2026 by and between Nexalin Technology, Inc. and Alumni Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 20, 2026).
10.5	Note Purchase Agreement, dated August 21, 2026, by and between Nexalin Technology, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2026).
10.6	Promissory Note dated August 21, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2026).
10.7(2)(5)	Separation Agreement between the Company and Carolyn Shelton, dated August 28, 2026.
10.8(4)	Distribution Agreement, effective as of September 22, 2026, by and among Nexalin Technology, Inc. and the Original Distributors acting on behalf of INOVANEXA MEDICAL TECHNOLOGIES S.A. (in formation) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2026).
31.1(2)	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2(2)	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1(3)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(3)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).

(1)	Previously filed as an exhibit to Form S-1 as declared effective by the SEC on September 15, 2022 (SEC File Number 333-261989).
(2)	Filed as an exhibit to this Form 10-Q.
(3)	Furnished herewith.
(4)	Certain identified information has been excluded from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the Company treats as private or confidential. Omitted information is indicated by brackets in the exhibit. The Company will supplementally provide an unredacted copy of the exhibit to the SEC or its staff upon request.
(5)	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nexalin Technology, Inc.

Dated: November 12, 2026	By:	/s/ Mark White
Mark White
Chief Executive Officer Principal Executive Officer

Dated: November 12, 2026	By:	/s/ Justin Van Fleet
Justin Van Fleet
Chief Financial Officer
Principal Financial and Accounting Officer